Form 10-K
period 1997-12-31
COMMUNICATIONS INSTRUMENTS INC
filed 1998-04-28
CIK 1053916

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                               ----------------

                       COMMUNICATIONS INSTRUMENTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NORTH CAROLINA                          56-182-82-70
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

 1396 CHARLOTTE HIGHWAY, FAIRVIEW, NC                   28730
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704) 628-1711

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   No

  All of the voting stock of the registrant is held by an affiliate of the registrant.

  On April 21, 1998, the registrant had 1,000 shares of common stock outstanding.

  Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                    PART OF FORM
                                                                     10-K INTO
                                                                       WHICH
                                DOCUMENT                            INCORPORATED
                                --------                            ------------
      Registration Statement on Form S-4...........................   Item 14
      Report on Form 8-K...........................................   Item 14

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Those statements involve risks and uncertainties. The actual results of Communications Instruments, Inc. and Subsidiaries (the "Company" or "CII") could differ significantly from past results, and from those expressed or implied in forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.

                                    PART I

ITEM 1--BUSINESS

 General

  CII is a designer, manufacturer, and marketer of a broad line of high performance relays and solenoids. Relays, which are switches used to control electric current in a circuit, and solenoids, which convert electric signals into mechanical motion, are critical components for a wide range of commercial, industrial and electronic products. The Company focuses on producing highly engineered relays and solenoids for customized niche applications that demand reliable performance, small size, lightweight, low energy consumption, and durability. The Company's products are used in a large number of diverse end-use applications including commercial aircraft, defense electronics, telecommunications equipment, satellites, medical products, and HVAC systems.

  CII was initially formed in 1980 by Ramzi Dabbagh, the Company's Chairman, President and Chief Executive Officer, and a group of private investors. The Company made its initial acquisition of several relay and switch products from the CP Clare division of General Instruments in 1980, and, since that initial acquisition, Mr. Dabbagh and his management team have pursued a growth strategy of acquiring manufacturers of relay products and related components, often consolidating the acquired companies and/or their product lines into the Company's manufacturing facilities and eliminating significant overhead. In May 1993, the Company was acquired by the predecessor of CII Technologies, Inc., a Delaware corporation and the holder of all of the outstanding capital stock of the Company ("Parent") in a leveraged buyout transaction sponsored by a group of investors and members of management.

  In September 1997, the Company consummated an offering of $95,000,000 aggregate principal amount of 10% Senior Subordinated Notes (the "Notes"), due 2004, (the "Offering"). Concurrent with the Offering, (i) Code, Hennessy & Simmons III, LP, certain members of management, and certain other investors (collectively the "New Investors") acquired approximately 87% of the Parent, and certain of Parent's existing stockholders (the "Existing Stockholders"), including certain members of management, retained approximately 13% of Parent's capital stock (collectively the "Recapitalization"); (ii) the Company borrowed approximately $2.7 million pursuant to a new senior credit facility providing for loans of up to $25.0 million (the "Senior Credit Facility");
(iii) the Company repaid approximately $29.3 million of outstanding obligations under its prior senior credit facility (the "Old Credit Facility") including a success fee of approximately $1.5 million in connection therewith and certain other liabilities (the "Refinancing"); (iv) the Company purchased for $4.5 million the remaining 20% of the outstanding capital stock of Kilovac Corporation ("Kilovac") that the Company did not then own (the "Kilovac Purchase"); and (v) the Company paid a dividend of approximately $59.4 million to Parent, which was used to consummate the Recapitalization and repay certain indebtedness of the Parent. Pursuant to the Recapitalization, the New Investors, including Code, Hennessy & Simmons, and certain Existing Stockholders, including members of senior management of the Company, invested approximately $21.7 million and the retention of capital stock of Parent, which, for the purposes of the Recapitalization, is valued at approximately $3.3 million (collectively, the "Transactions").

  On March 9, 1998, pursuant to a Registration Statement on Form S-4 under the Securities Act of 1933, the Company completed an offer to exchange all of its outstanding Notes for 10% Senior Subordinated Notes, due 2004, Series B.

  The Company has the following subsidiaries, both of which are wholly owned by the Company: Kilovac, a California corporation; and Electro-Mech S.A., a Mexican corporation. The Company also holds 30% of the shares of CII Guardian International Ltd., an Indian corporation. Kilovac has the following subsidiaries, both of which are wholly owned by Kilovac: Kilovac International FSC Ltd., a Jamaican corporation; and Kilovac International, a California corporation.

  The Company was incorporated in North Carolina in 1980. The Company's executive offices are located at 1396 Charlotte Highway, Fairview, North Carolina, 28730 and its telephone number is (704) 628-1711.

 Products/Relays

  A relay is an electrically operated switch, which controls electric current or signal transmissions. Electromechanical relays are a form of relay, which utilize discrete switching elements which are opened or closed by electromagnetic energy and thus control circuits with physical certainty. These relays are designed to meet exacting circuit and ambient conditions and can control numerous circuits simultaneously. Certain low wattage relays are used to switch signals in test equipment, computers and telecommunications systems. Higher power relays, which switch or control high voltage or high currents, are used in the electrical distribution systems for aircraft, heart defibrillators, electric vehicles and spacecraft power grids. Due to various application requirements, relays come in thousands of shapes and sizes and with differing levels of performance reliability. Because of the fundamental switching functions performed by such products, they are critical components in a wide range of commercial and industrial electrical and electronic applications.

  High performance relays--High performance relays are characterized by their reliable performance and durability in adverse operating environments. High performance relays provide customers with the advantages of smaller size, lighter weight, longer life, lower energy consumption, and greater reliability than general-purpose relays. Many of the Company's high performance relays are hermetically sealed in metal or ceramic enclosures to protect the internal operating mechanisms from harsh environments and to improve performance and reliability. The Company manufactures more than 400 types of high performance relays in its North Carolina, Ohio, Virginia and California facilities. High performance relays generally command higher selling prices than general-purpose relays. The Company's high performance relays are sold to manufacturers of commercial aircraft, communication systems, medical equipment, avionics systems, automatic test equipment, and aerospace and defense products. High performance relays accounted for approximately 82%, 79% and 69% of the Company's net sales in 1997, 1996 and 1995, respectively.

  General purpose relays--The Company's general-purpose relays generally are targeted towards niche applications with which the Company has sole source relationships. The Company's general-purpose relays are used in commercial and industrial applications where performance and reliability requirements are somewhat less demanding than those for high performance relays. These relays are generally manufactured for the Company in Mexico and in China where longer production runs create operating efficiency with production lines that are either semi-automated or utilize lower-cost assembly labor. The Company's general purpose relay offering includes some of the more sophisticated product types in the general-purpose category. Specific applications for the Company's general-purpose relays include environmental management systems and telecommunication switches. General-purpose relays accounted for approximately 13%, 15% and 25% of the Company's net sales in 1997, 1996 and 1995 respectively.

  Electronic relays--Electronic relays feature very long service lives and high reliability, but such products are not appropriate for applications requiring complete electrical isolation. Switching speed of electronic relays is normally much faster than that of electromechanical relays. The Company significantly increased its electronic relay product line through the acquisition of certain assets from Hi-G Company, Inc. in January 1995. Electronic relays are sold to commercial, industrial, and defense equipment manufacturers.

  Solenoids--Solenoids are similar to relays in design, but rather than control currents or transmissions, they are applied when a defined mechanical motion is required in the user's equipment or system. Like relays, solenoids can be made in many sizes and shapes to meet specific customer application requirements. The Company supplies products to the high performance and the general-purpose solenoid markets. High performance solenoids are custom designed and are used in the aerospace industry, and in applications such as aerospace de-icing equipment, commercial aircraft fuel shut-off valves, locking mechanisms for landing gear, and thrust reversers for aircraft engines. General-purpose solenoid types are used in vending machines, automation equipment, office equipment, and cameras.

 Sales and Distribution

  The Company sells its products worldwide through a network of independent sales representatives and distributors in countries throughout North America, Europe and Asia. This sales network is supported by the Company's internal staff of direct product marketing managers, customer service associates, application engineers and marketing communication specialists.

 Product Development

  The Company intends to develop new products with its customers to meet the application requirements of its customers and to expand the Company's technical capabilities. The Company has in the past formed strategic partnerships with certain customers to develop new products, improve existing products, and reduce total product costs. The Company's customers funded approximately $1.0 million and $1.6 million of the Company's product development expenses in 1997 and 1996, respectively.

  The Company is developing several new types of high performance relays, including a high voltage relay to be used in a new model of automatic heart defibrillator, a high voltage relay for the rail transportation industry, a new energy efficient, long-life environmentally sealed relay for applications where energy consumption is critical, and a new relay designed to reduce printed circuit board space. The Company is also developing a new line of ultra-high reliability relays for aerospace and satellite equipment that are continuously utilized in adverse conditions.

  The Company is currently developing several new general-purpose relays to be used in automotive, commercial, and industrial applications. These products are currently in the prototype stage and the Company expects to begin manufacturing and selling certain of these products in 1998. Additionally, the Company is currently developing several new solenoid types for use in office equipment, vending machines, security systems, home appliance, automotive, commercial, and industrial applications. These products are currently in the prototype stage and the Company expects to begin manufacturing and selling certain of these products in 1998.

 Proprietary Rights

  The Company currently holds nine US patents, two registered US trademarks and four foreign registered trademarks, and has three US patent applications, one international patent application and four US trademark applications in process. The Company intends to continue to seek patents on its products and trademark applications, as appropriate. The Company does not believe that the success of its business is materially dependent on the existence, validity or duration of any patent or trademark.

  The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers, and consultants. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The Company has from time to time received, and may receive in the future, communications from third parties asserting patents on certain of the Company's products and technologies. Although the Company has not been a party to any material intellectual property litigation, if a third party were to make a valid claim and the Company could not obtain a license on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversions of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

 Customers

  The Company has established a diversified base of customers representing a wide range of industries and applications. Sales to customers outside of the United States totaled approximately 17% of net sales during 1997 (comprised primarily of approximately 8.5% to Europe, 3.2% to Asia, and 3.6% to North America). No single customer accounted for 8% or more of the Company's total net sales for 1997 or 1996.

 Backlog

  The Company's backlog of customer orders at December 31, 1997 was $61.7 million, with $42.9 million shippable within 1 year compared to a backlog at December 31, 1996 of $52.3 million, with $36.8 million shippable within 1 year.

 Competition

  The Company competes primarily on the basis of quality, reliability, price, services, and delivery. Its primary competitors are Teledyne Relays, Jennings, Leach, and Eaton in the high performance relay market, the Electromechanical Products division of Siemens in the general purpose relay market, and G. W. Lisk in the solenoid market. Several of the Company's competitors have greater financial, marketing, manufacturing, and distribution resources than the Company and some have more automated manufacturing facilities. There can be no assurance that the Company will be able to compete successfully in the future against its competitors or that the Company will not experience increased price competition, which could adversely affect the Company's results of operations. The Company also faces competition for acquisition opportunities from its competitors.

 Environmental Matters

  The Company is subject to various foreign, federal, state, and local environmental laws and regulations. The Company believes its operations are in material compliance with such laws and regulations. However, there can be no assurance that violations will not occur or be identified, or that environmental laws and regulations will not change in the future, in a manner that could materially and adversely affect the Company.

  Under certain circumstances, such environmental laws and regulations also may impose joint and several liability for investigation and remediation of contamination at locations owned or operated by an entity or its predecessors, or at locations at which wastes or other contamination attributable to an entity or its predecessors have come to be located. The Company can give no assurance that such liability at facilities the Company currently owns or operates, or at other locations, will not arise or be asserted against the Company or entities for which it may be responsible. Such other locations could include, for example, facilities formerly owned or operated by the Company (or an entity or business that the Company has acquired), or locations to which wastes generated by the Company (or an entity or business that the Company has acquired) have been sent. Under certain circumstances such liability at several locations (discussed below), or at locations yet to be identified, could materially and adversely affect the Company.

  The Company has been identified as a potentially responsible party ("PRP") for investigation and cleanup costs at two sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA provides for joint and several liabilities for the costs of remediating a site, except under certain circumstances. However, the Company believes it will be allocated responsibility for a relatively small percentage of the cleanup costs at each of these sites, and in both instances other PRP's will also be required to contribute to such costs. Although the Company's total liability for cleanup costs at these sites cannot be predicted with certainty, the Company does not currently believe that its share of those costs will have a material adverse effect on the Company's financial position or results of operations.

  Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On

May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement") with the Prior owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $1.75 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and start-up of a groundwater remediation system at the Fairview facility. The Company is responsible for investigation, soil remediation and start-up costs in excess of the escrowed amount, if any. The Settlement Agreement further provides that after the groundwater remediation system has been operating for three years, the Company will provide to the Prior Owner an estimate of the then present value of the cost to continue operating and maintaining the system for an additional 27 years. After receiving the estimate, the Prior Owner is to deposit with the escrow agent an additional sum equal to 90% of the estimate, up to a maximum of $1.25 million. Although the Company believes that the Prior Owner has the current ability to satisfy its obligations pursuant to the Settlement Agreement, the Company does not believe that the total investigation and remediation costs will exceed the amounts that the Prior Owner is required to provide pursuant to the Settlement Agreement. The Company has recorded a liability for the total remediation costs of approximately $2.4 million, representing the discounted amount of future remediation costs over the 30-year period of remediation. Applicable environmental laws provide for joint and several liabilities, except under certain circumstances. Accordingly, the Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site. If the site remedial system fails to perform as anticipated, or if the funds to be provided by the Prior Owner pursuant to the Settlement Agreement together with the Company's reserve are insufficient to remediate the property, or if the Prior Owner fails to make the scheduled future contribution to the environmental escrow, the Company could be required to incur costs that could materially and adversely affect the Company.

  In connection with the Company's purchase of certain assets and certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International, Inc. ("Figgie") (the "Hartman Acquisition"), the Company entered into an agreement pursuant to which it leases from a wholly-owned subsidiary of Figgie (the "Lessor") a manufacturing facility in Mansfield, Ohio, (the "Mansfield Property") at which Hartman has conducted operations (the "Lease"). The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. As a lessee of the Mansfield Property, the Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Lease also includes an indemnity from Lessor to the Company, guaranteed by Figgie, for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million (the "Indemnification Cap"). In addition, in connection with the Hartman Acquisition, Figgie has placed $515,000 in escrow for environmental remediation costs at the Mansfield Property to be credited towards the Indemnification Cap as provided in the Lease. The Company believes that, while actual remediation costs may exceed the cash amount escrowed, such costs will not exceed the Indemnification Cap. If costs exceed the escrow and the Company is unable to obtain, or is delayed in obtaining, indemnification under the Lease for any reason, the Company could be materially and adversely affected. See "Note 10 to Financial Statements of Communications Instruments, Inc. and Subsidiaries." The Company does not maintain environmental impairment liability insurance.

 Employees

  As of December 31, 1997, the Company had approximately 1,190 employees. Of these employees, approximately 300 are salaried employees and approximately 890 are hourly workers. Of the approximately 300 salaried employees, approximately 80 perform manufacturing functions, over 50 are engineers engaged in research and development activities, including the design and development of new customer applications, approximately 30 perform quality assurance tasks and approximately 20 perform customer service. Approximately 130 of the Company's employees in the Mansfield, Ohio facility are represented by the International Union of Electronics, Electrical, Salaried, Machine and Furniture Workers AFL, CIO and are covered by a collective bargaining agreement, which is scheduled to expire in September 1999. Approximately 110 of the Company's employees in the Waynesboro, Virginia facility are represented by the United Electrical,

Radio, and Machine Workers of America, which is scheduled to expire in December 2000. The Company believes that its relations with its employees are satisfactory.

 Recent Developments

  On March 11, 1998, the Company, RF Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company ("RF Acquisition"), and Corcom, Inc. ("Corcom") entered into an Agreement and Plan of Merger, pursuant to which RF Acquisition will merge into Corcom and Corcom will become a wholly-owned subsidiary of the Company (the "Corcom Merger Agreement"). Pursuant to the Corcom Merger Agreement, the Company has agreed to pay the shareholders of Corcom $13.00 per share in cash (approximately $51.2 million in the aggregate) in exchange for the shares of Corcom to be received in the merger. Bank of America National Trust and Savings Association has committed to provide a credit facility to finance the transaction. Corcom, Inc. is located in Libertyville, Illinois and is an electromagnetic interference filter manufacturer.

ITEM 2--PROPERTIES

 Facilities

  The Company, headquartered in Fairview, North Carolina, operates the following manufacturing and distribution facilities. The Company believes that such facilities are maintained in good condition and are adequate for its present and intended needs:

                                        SQUARE                    OWNED/
              LOCATION          FOOTAGE LEASED             PRODUCTS MANUFACTURED
              --------          ------- ------ ---------------------------------------------
      Fairview,
       North Carolina.........  70,000   Owned High performance relays and solenoids
      Mansfield, Ohio.........  53,000  Leased High performance power relays
      Juarez, Mexico..........  45,000  Leased General purpose relays
      Carpinteria, California.  44,000  Leased High voltage and power switching relays
      Waynesboro, Virginia....  40,000  Leased High performance relays
      Asheville,
       North Carolina.........  26,000   Owned High performance relays and electronic relays
      Naples, Florida.........  10,000  Leased High performance power relays
      El Paso, Texas..........   6,000  Leased Distribution center

  The Company's manufacturing and assembly facilities contain approximately an aggregate of 288,000 square feet of floor space. The Company currently has available manufacturing space in certain of its facilities.

  The Company believes this available manufacturing capacity will allow for the integration of future product line acquisitions and/or the development of new product lines. The Company's two facilities in North Carolina, its facility in Ohio, and its facility in Virginia, each of which manufactures products for the military, maintain Military Standard 790 and Military Standard I 45208 certifications, respectively. The Company's facility in Ohio is IS9001 certified and its facility in California is IS9001 and QS9000 certified.

  The leases for the Company's facilities in Juarez, Mexico, Waynesboro, Virginia, and Carpinteria, California expire in January 2001, April 1999 and April 1999, respectively. The lease for the Company's Mansfield, Ohio facility expires in 2001, subject to an option to purchase. The lease for the Company's Naples, Florida facility expires in May, 1998, and the Company is currently integrating all these operations into its Mansfield, Ohio facility.

ITEM 3--LEGAL PROCEEDINGS

  The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this Form 10-K, the Company is not a party to any lawsuit or proceeding which, individually or in the aggregate, in the opinion of management, is reasonably likely to have a material adverse effect on the financial condition of the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Not Applicable

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

  The following information is qualified in its entirety by the consolidated financial statements of the Company. The following selected consolidated financial data as of the dates and for the periods indicated were derived from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K, except data as of, and for, (i) the nine months ended December 31, 1992, (ii) the period from January 1, 1993 to May 10, 1993,
(iii) the period from May 11, 1993 to December 31, 1993, (iv) the year ended December 31, 1994, and (v) data as of December 31, 1995, which was derived from audited consolidated financial statements of the Company (including its predecessors) not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto, appearing elsewhere in this Form 10-K.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                            (DOLLARS IN THOUSANDS)

                                PREDECESSOR                          COMPANY
                          ----------------------- ------------------------------------------------
                          NINE MONTHS  JANUARY 1,   MAY 11,
                             ENDED      1993 TO     1993 TO     FISCAL YEAR ENDED DECEMBER 31,
                          DECEMBER 31,  MAY 10,   DECEMBER 31, -----------------------------------
                              1992        1993        1993      1994     1995     1996      1997
                          ------------ ---------- ------------ -------  -------  -------  --------
STATEMENT OF OPERATIONS
 DATA:
Net sales...............    $15,346     $ 8,378     $17,095    $31,523  $39,918  $66,336  $ 89,436
Cost of sales...........     10,270       6,684      14,448     24,330   28,687   46,779    59,601
                            -------     -------     -------    -------  -------  -------  --------
 Gross profit...........      5,076       1,694       2,647      7,193   11,231   19,557    29,835
Selling expenses........      1,065         713       1,344      2,382    3,229    4,903     6,077
General and
 administrative
 expenses...............        842         586       1,150      2,248    3,326    5,464     7,432
Research and
 development............         44          21          41        103      301    1,011     1,090
Amortization of goodwill
 and other intangible
 assets.................         53          45         117        177      251      543       648
Special compensation
 charge (1).............        --          --          --         --     1,300      --        --
Environmental expense
 (2)....................        --          --          --         --       951      --        --
Special acquisition
 expenses (3)...........        --          153         266        --     2,064      --        260
                            -------     -------     -------    -------  -------  -------  --------
 Income (loss) from
  operations............      3,072         176        (271)     2,283     (191)   7,636    14,328
Interest expense and
 other financing costs,
 net (4)................        (93)        (77)       (728)    (1,279)  (2,309)  (5,055)   (6,573)
Cancellation fees (5)...        --          --          --         --       --       --       (800)
Other income (expense),
 net....................        100          42         --         --         2      201       (17)
                            -------     -------     -------    -------  -------  -------  --------
 Income (loss) before
  income taxes,
  minority interest in
  subsidiary and
  extraordinary item....      3,079         141        (999)     1,004   (2,498)   2,782     6,938
Provision for (benefit
 from) income taxes.....        --          --         (357)       386     (812)   1,120     2,836
                            -------     -------     -------    -------  -------  -------  --------
Income (loss) before
 minority interest in
 subsidiary and
 extraordinary item.....      3,079         141        (642)       618   (1,686)   1,662     4,102
Income applicable to
 minority interest in
 subsidiary.............        --          --          --         --       (35)     (33)      (55)
                            -------     -------     -------    -------  -------  -------  --------
Income (loss) before
 extraordinary item .         3,079         141        (642)       618   (1,721)   1,629     4,047
Extraordinary item (less
 income tax benefit of
 $266) (6) .............        --          --          --         --       --       --        398
                            -------     -------     -------    -------  -------  -------  --------
   Net income (loss)....    $ 3,079     $   141     $  (642)   $   618  $(1,721) $ 1,629  $  3,649
                            =======     =======     =======    =======  =======  =======  ========
OTHER FINANCIAL DATA:
Gross Margin %..........       33.1%       20.2%       15.5%      22.8%    28.1%    29.5%     33.4%
Depreciation and
 amortization...........    $   425     $   201     $ 1,309    $ 2,158  $ 2,442  $ 3,551  $  4,320
Capital expenditures....    $   353     $   131     $   323    $   444  $ 1,139  $ 2,449  $  2,146
Ratio of earnings to
 fixed charges (7)......      26.0x        2.5x          NA       1.8x       NA     1.7x      2.1x
NET CASH PROVIDED BY
 (USED IN)
Operating Activities....    $ 3,187     $ 1,336     $ 1,332    $ 1,333  $ 1,960  $ 8,498  $  6,438
Financing Activities....     (2,885)      1,611         380        256   13,645    5,973     6,433
Investing Activities....       (314)     (2,876)     (1,667)    (1,544) (15,484) (14,548)  (12,689)
OTHER NON-GAAP FINANCIAL
 DATA (8):
Adjusted EBITDA.........    $ 3,497     $   530     $ 2,211    $ 4,351  $ 6,618  $11,873  $ 19,128
Adjusted EBITDA Margin
 %......................       22.8%        6.3%       12.9%      13.8%    16.6%    17.9%     21.4%
BALANCE SHEET DATA:
Cash....................    $    10     $    81     $    27    $    72  $   193  $   116  $    298
Working capital.........      6,853       8,234       7,482      8,274   10,590   12,143    21,268
Property, plant and
 equipment, net.........      1,929       2,358      12,554     11,735   13,225   15,796    16,824
Total assets............     10,825      14,593      25,450     26,836   48,531   60,725    76,283
Total debt..............      1,065       4,292      11,769     12,197   23,452   30,622   101,622
Stockholder's equity
 (deficiency)...........      8,538       7,782       7,153      7,667   10,293   11,750   (43,594)

--------
(1) Reflects a special compensation charge of $1.3 million which represents
    (i) the difference between the purchase price of common stock of Parent issued to seven employees on December 1, 1995 and the estimated fair market value of such shares (based upon the appraised value on December 1, 1995) and (ii) a related special cash bonus granted by the Company to the same seven employees to pay taxes associated with such stock issuances.

(2) Reflects a non-recurring charge of $951,000 which represents primarily the costs incurred to date and the present value of the estimated future costs payable by the Company over the next 30 years for groundwater remediation at the Company's Fairview, North Carolina facility. See "Business-- Environmental Matters."
(3) Special acquisition expenses in 1993 consist primarily of costs related to the relocation of a facility following the acquisition of Midtex Relays, Inc. and costs associated with relocating certain operations acquired from West Coast Electrical Manufacturing Co. and CP Clare Corporation. Such expense in 1995 includes costs primarily related to (i) the relocation of certain assets acquired from Hi-G Company, Inc. and from Deutsch Relays, Inc. and (ii) the write-off of an agreement with a business development consultant. Such expense in 1997 consists of one-time costs associated with the integration of operations acquired from Genicom Corporation in Waynesboro, Virginia ("Genicom") to the Company.
(4) Interest expense in 1996 includes a charge of $1.6 million related to costs associated with the preparation of a withdrawn initial public offering of Parent's capital stock. Interest expense in 1997 includes additional success fee expense of $917,000 related to the payment of the Old Credit Facility.
(5) Reflects commitment fees and other expenses of $800,000 incurred in connection with a credit facility set up to provide financing in the event the Offering was not consummated.
(6) Extraordinary item represents the write-off of the unamortized portion of financing fees associated with the Old Credit Facility.
(7) For purposes of determining the ratio of fixed charges, earnings are defined as earnings before income taxes and minority interest in subsidiary plus fixed charges, and fixed charges consist of interest expense, which includes amortization of deferred debt issuance costs and deferred financing costs and the portion of rental expense on capital and operating leases deemed representative of the interest factor. The Company's earnings were insufficient to cover fixed charges for the period from May 11, 1993 to December 31, 1993 and for the year ended December 31, 1995 by $1.7 million and $4.7 million, respectively.
(8) Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, gain on disposal of assets, extraordinary, unusual and nonrecurring items, the special compensation charge, environmental expense and special acquisition charges referred to in footnotes (1), (2) and (3) above, the provision for loss in April, 1997 for receivables relating primarily to a single customer and the non-cash write-ups and non-cash charges resulting from the write-up of inventory and fixed assets arising in connection with the acquisition of 80% of Kilovac (the "Kilovac Acquisition"), the Hartman Acquisition, the Kilovac Purchase, the purchase of 100% ownership in ibex Aerospace Inc. ("ibex") of Naples, Florida (the "ibex Acquisition") and the purchase of certain assets and certain liabilities of the Genicom Relays Division ("GRD") of Genicom (the "GRD Acquisition") pursuant to Accounting Principles Board Opinion Nos. 16 and 17. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of Adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate Adjusted EBITDA in the same manner.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

  Some of the matters discussed below and elsewhere herein contain forward-looking statements regarding the future performance of the Company and future events. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

 Overview

  In October 1995, the Company acquired an 80% interest in Kilovac for an aggregate purchase price of $14.4 million, excluding acquisition costs, which was financed with secured bank debt, subordinated debt of Parent and the issuance by Parent of preferred stock. The Company acquired the remaining 20% interest in Kilovac and refinanced the secured bank debt and subordinated debt of Parent, and Parent redeemed such preferred stock in conjunction with the consummation of the Offering and the Transactions.

  In November 1995, the Company formed a joint venture, CII Guardian International, Ltd., in India with Guardian Controls, Ltd., an Indian company ("Guardian Controls"), Kerala State Industrial Development Corporation ("KSIDC"), and certain other investors (the "Indian Joint Venture"). The Company initially had a 28% interest in the Indian Joint Venture. As of December 31, 1997, the Company has a 30% interest in the Indian Joint Venture, Guardian Controls has a 30% interest in the Indian Joint Venture, KSIDC has a 15% interest, and the remaining 25% interest is held by certain financial investors in India. The Indian Joint Venture started production in the fourth quarter of 1996.

  In July 1996, the Company acquired certain assets and assumed certain liabilities of Hartman Electrical Manufacturing, a division of Figgie for $12.0 million, excluding acquisition costs. The Company financed the Hartman Acquisition with secured bank debt, which was refinanced in conjunction with the consummation of the Offering and the Transactions.

  In October 1997, the Company purchased 100% ownership in ibex for $2.0 million (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation will be consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder of the purchase price was paid by the Company through the issuance of a non-interest bearing note in the amount of $850,000 to the sellers, which note is payable on October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on its Senior Credit Facility.

  In December 1997, the Company purchased certain assets and assumed certain liabilities of the Genicom Relay Division ("GRD") from Genicom Corporation in Waynesboro, Virginia ("Genicom") for $4.7 million. The Company financed the GRD Acquisition with funds borrowed on its Senior Credit Facility.

  The Company has improved gross margins in recent years primarily due to increased production volumes at existing facilities as a result of the acquisition of product lines which have been incorporated into the Company's existing manufacturing facilities, economies of scale, improved pricing, greater use of low labor cost production facilities in Mexico and China, and improved production efficiencies due to improved manufacturing processes at certain of the Company's plants. Due to the Company's historical growth through acquisitions, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated information derived from the consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in operating results will continue in the future.

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
      Net Sales............................................ 100.0% 100.0% 100.0%
      Cost of sales........................................  71.9   70.5   66.6
                                                            -----  -----  -----
      Gross profit.........................................  28.1   29.5   33.4
      Selling expenses.....................................   8.1    7.4    6.8
      General and administrative expenses..................   8.3    8.2    8.3
      Research and development.............................   0.8    1.5    1.2
      Other expenses.......................................  11.4    0.9    1.1
                                                            -----  -----  -----
      Operating income (loss)..............................  (0.5)  11.5   16.0

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net sales of the Company for 1997 increased by $23.1 million, or 34.8%, to $89.4 million from $66.3 million in 1996. The increase was due primarily to
(i) the full year effect of the Hartman Acquisition which represented $23.6 million in net sales in 1997, an increase of $13.4 million from $10.2 million in net sales for the period from July 3, 1996 (the date following the date of the Hartman Acquisition) to December 31, 1996, (ii) the ibex Acquisition which represented $451,000 in net sales for the period from November 1, 1997 (the date following the date of the ibex Acquisition) to December 31, 1997 and
(iii) the GRD Acquisition which represented $560,000 in net sales for the period from December 2, 1997 (the date following the date of the GRD Acquisition) to December 31, 1997. Excluding the effect of the Hartman Acquisition, the ibex Acquisition, and the GRD Acquisition, net sales of the Company for 1997 increased $8.7 million, or 15.4%, to $64.8 million from $56.2 million in 1996, primarily as a result of a $6.7 million increase in net sales of high performance products and a $1.7 million increase in net sales of general purpose relays. The Company attributes this increase in net sales to growth in end use markets, market share gains, and introduction of new products.

  Gross profit of the Company for 1997 increased $10.3 million, or 52.6%, to $29.8 million from $19.6 million in 1996. The Company's gross profit as a percentage of net sales increased to 33.4% in 1997 from 29.5% in 1996. Such increase was primarily due to the full year effect of the Hartman Acquisition. Excluding the effect of the Hartman Acquisition, the ibex Acquisition, and the GRD Acquisition, gross profit of the Company increased $4.5 million, or 25.4%, to $22.3 million from $17.8 million in 1996. Excluding the Hartman Acquisition, the ibex Acquisition and the GRD acquisition, the Company's gross profit as a percentage of net sales increased to 34.5% in 1997 from 31.7% in 1996. The increase in gross profit as a percentage of net sales was primarily due to improved yields, productivity and cost reductions.

  Selling expenses for the Company in 1997 increased $1.2 million, or 23.9%, to $6.1 million from $4.9 million in 1996. Such increase was due primarily to the full year effect of the Hartman Acquisition. Selling expenses for the Company as a percentage of net sales decreased to 6.8% in 1997 from 7.4% in 1996. Excluding the Hartman Acquisition, the ibex acquisition and the GRD Acquisition, selling expenses for the Company increased $735,000, or 15.8%, to $5.4 million in 1997 from $4.6 million in 1996. Such increase was primarily due to additional commissions on higher sales volume , additional personnel costs and increased advertising costs. Excluding the Hartman Acquisition, the ibex Acquisition and the GRD Acquisition, selling expenses for the Company as a percentage of net sales was 8.3% in 1997 and 1996.

  General and administrative expenses for the Company in 1997 increased $2.0 million, or 36.0%, to $7.4 million from $5.5 million in 1996. Such increase was due primarily to the full year effect of the Hartman Acquisition. General and administrative expenses as a percentage of net sales increased to 8.3% in 1997 from 8.2% in 1996. Excluding the Hartman Acquisition, the ibex Acquisition, and the GRD Acquisition, general and administrative expenses increased $1.4 million, or 29.5%, to $6.2 million from $4.8 million in 1996. Such increase was due primarily to additional personnel and compensation costs and bad debt expense. The bad debt expense relates primarily to the collectibility of accounts receivable from a single customer in relation to a dispute over product specification. Excluding the Hartman Acquisition, the ibex Acquisition, and the GRD Acquisition, general and administrative expenses as a percentage of net sales increased to 9.5% in 1997 from 8.5% in 1996.

  Research and development expenses for the Company in 1997 increased $79,000, or 7.8%, to $1.1 million from $1.0 million in 1996. Research and development expenses as a percentage of net sales decreased to 1.2% in 1997 from 1.5% in 1996. Excluding the effect of the Hartman Acquisition, the ibex Acquisition, and the GRD Acquisition, research and development expenses for the Company decreased $44,000, or (4.4%), to $967,000 from $1.0 million in 1996. Such decrease was primarily due to the reallocation of engineering resources to cost reduction projects in product manufacturing. Excluding the Hartman Acquisition, the ibex Acquisition, and the GRD Acquisition, research and development expenses as a percentage of net sales decreased to 1.5% in 1997 from 1.8% in 1996.

  Amortization of goodwill and other intangible assets of the Company in 1997 increased $105,000, or 19.3%, to $648,000 from $543,000 in 1996. Such increase was due primarily to the full year effect of the Hartman Acquisition and additional goodwill amortization associated with the Kilovac Purchase and the ibex Acquisition.

  Special acquisition expenses were $260,000 in 1997. The expenses related primarily to one-time expenses associated with the transition of GRD from its prior owner to the Company. There were no such expenses in 1996.

  Interest expense and other financing costs, including cancellation fees, of the Company for 1997 increased $2.3 million, or 45.9%, to $7.4 million from $5.1 million in 1996. Interest expense in 1997 includes other financing costs related to the Recapitalization of $917,000 for the success fee associated with the repayment of the Old Credit Facility. 1996 interest expense includes other financing costs of $1.6 million associated with a withdrawn initial public offering of the Parent. Excluding the other financing costs in 1996 and 1997, interest expense increased by $2.2 million or 65.0%. Such increase was due primarily to the additional interest expense on the 10% Senior Subordinated Notes. Interest expense includes the accrual of the success fee, amortization of loan origination fees, commitment fees related to the Senior Credit Facility and other miscellaneous interest expenses including the portion of rental expense on capitalized leases allocable to interest.

  Cancellation fees reflect $800,000 of commitment fees and other expenses incurred in connection with a credit facility to provide financing in event the Offering was not consummated.

  Other expense of the Company for 1997 was $17,000 as compared to $201,000 of other income in 1996. The fluctuation resulted primarily from the recognition of the gain on sale of certain high performance relay product line assets during 1996.

  Income tax expense was $2.8 million in 1997, compared to expense of $1.1 million in 1996. Income taxes as a percentage of income before taxes were 40.9% in 1997 and 40.3% in 1996. The increase in percentage is due primarily to increased effective state tax rate.

  The extraordinary item in 1997 reflects the write-off of unamortized deferred financing costs associated with the Old Credit Facility, net of income tax benefit of $266,000.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net sales of the Company for 1996 increased by $26.4 million, or 66.2%, to $66.3 million from $39.9 million in 1995. The increase was primarily due to
(i) the full year effect of the Kilovac Acquisition which represented $14.9 million in net sales in 1996, an increase of $11.2 million from $3.7 million in net sales for the period from October 12, 1995 (the date following the date of the Kilovac Acquisition) to December 31, 1995 and (ii) the Hartman Acquisition which represented $10.2 million in net sales for the period from July 3, 1996 (the date following the date of the Hartman Acquisition) to December 31, 1996. Excluding the Hartman Acquisition and the Kilovac Acquisition, net sales of the Company for 1996 increased $5.0 million, or 13.9%, to $41.3 million from $36.2 million in 1995, primarily as a result of a $3.4 million increase in net sales of high performance relays and a $894,000 increase in net sales of electronic products. The Company attributes this increase to market share gain, improved market prices, growth in end use markets, and new products.

  Gross profit for the Company for 1996 increased $8.3 million, or 74.1%, to $19.6 million from $11.2 million in 1995. The Company's gross profit as a percentage of net sales increased to 29.5% in 1996 from 28.1% in 1995. Such increase was due primarily to (i) the full year effect of the Kilovac Acquisition and (ii) the Hartman Acquisition. Excluding the Hartman Acquisition and the Kilovac Acquisition, the gross profit of the Company for 1996 increased $1.9 million, or 20.1%, to $11.3 million from $9.4 million in 1995. Excluding the Hartman Acquisition and the Kilovac Acquisition, the gross profit as a percentage of net sales increased to 27.4% in 1996 from 26.0% in 1995. The increase in gross profit as a percentage of net sales were primarily due to improved market prices, cost reductions, and the decrease in overhead cost per unit produced, offset by additional inventory provisions of approximately $400,000 due to a reassessment of slow moving inventory.

  Selling expenses for the Company in 1996 increased $1.7 million, or 51.8%, to $4.9 million from $3.2 million in 1995. Such increase was due primarily to
(i) the full year effect of the Kilovac Acquisition and (ii) the Hartman Acquisition. Selling expenses for the Company as a percentage of net sales decreased to 7.4% in 1996 from 8.1% in 1995. Excluding the Hartman Acquisition and the Kilovac Acquisition, selling expenses for the Company in 1996 remained substantially unchanged. Excluding the Hartman Acquisition and the Kilovac Acquisition, selling expenses as a percentage of net sales decreased to 6.7% in 1996 from 7.6% in 1995. The decrease in selling expenses as a percentage of net sales is attributable to the restructuring of commissions at one of the Company's divisions and stable fixed costs.

  General and administrative expenses for the Company in 1996 increased $2.1 million, or 64.3%, to $5.5 million from $3.3 million in 1995. Such increase was primarily due to (i) the full year effect of the Kilovac Acquisition and
(ii) the Hartman Acquisition. General and administrative expenses for the Company as a percentage of net sales decreased to 8.2% in 1996 from 8.3% in 1995. Excluding the Hartman Acquisition and the Kilovac Acquisition, general and administrative expenses for the Company in 1996 increased $392,000, or 14.0%, to $3.2 million from $2.8 million in 1995. Such increase in general and administrative expenses was primarily due to increased management compensation and the reclassification of certain management personnel mainly from manufacturing overhead due to a change in job functions. Excluding the Hartman Acquisition and the Kilovac Acquisition, general and administrative expenses for the Company as a percentage of net sales was 7.7% in 1995 and 1996.

  Research and development expenses for the Company in 1996 increased $710,000, or 235.9%, to $1.0 million from $301,000 in 1995. Such increase was primarily due to the full year effect of the Kilovac Acquisition. Research and development expenses for the Company as a percentage of net sales increased to 1.5% in 1996 from 0.8% in 1995. Excluding the Hartman Acquisition and the Kilovac Acquisition, research and development expenses for the Company in 1996 increased $89,000, or 74.2%, to $209,000 from $120,000 in 1995. Such increase was primarily due to the addition of engineering personnel. Excluding the Hartman Acquisition and Kilovac Acquisition, research and development costs for the Company as a percentage of net sales increased to 0.5% in 1996 from 0.3% in 1995.

  Amortization of goodwill and other intangible assets of the Company in 1996 increased $292,000, or 116.3%, to $543,000 from $251,000 in 1995. Such increase primarily reflects (i) the full year effect of the Kilovac Acquisition and (ii) the Hartman Acquisition.

  During 1995, the Company recorded a special compensation charge of $1.3 million, which represents (i) the difference between the purchase price of common stock of the parent sold to seven employees on December 1, 1995 and the estimated fair market value of such shares (based upon the appraised value at December 1, 1995) and (ii) a related special cash bonus granted by the Company to the same seven employees to pay taxes associated with such stock issuances. No such costs were incurred in 1996.

  During 1995, the Company recorded a non-recurring charge of $951,000, which represents primarily the costs incurred to date and the present value of the estimated future costs payable by the Company over the next 30 years for groundwater remediation at the Fairview facility. During 1995 the Company entered into a settlement with the prior owners of the Fairview facility which determined the liability, as between the two parties, for current and future expenses related to the remediation of the facility. See "Business-- Environmental Matters." No such costs were incurred in 1996.

  Special acquisition expenses were $2.1 million in 1995. These expenses related primarily to (i) the relocation of certain assets acquired from Hi-G Company, Inc. and Deutsch Relays, Inc. to a new manufacturing facility in Asheville, North Carolina and the commencement of production at such facility and (ii) the write-off of a contract with a business development consultant. No such costs were incurred in 1996.

  Interest expense for the year ended December 31, 1996 increased $2.7 million, or 118.9%, to $5.1 million from $2.3 million for the year ended December 31, 1995. This increase was caused by the expenses related to a withdrawn initial public offering ($1.6 million), the full year effect of the additional borrowings for the Kilovac Acquisition and the additional borrowings for the Hartman Acquisition. In the year ended December 31, 1996, the average amount of Senior Debt was $27.1 million at an average interest rate of 10.2%, compared to an average Senior Debt of $15.6 million at an average rate of 10.7% for the year ended December 31, 1995. Interest expense includes the accrual of the success fee, amortization of loan origination fees, commitment fees related to the Senior Credit Facility and other miscellaneous interest expenses including the portion of rental expense on capitalized leases allocable to interest.

  Other income of the Company increased to $201,000 in 1996 from $2,000 in 1995. The increase in other income resulted from recognition of 72% of the net gain on the sale of certain high performance relay product line assets to the Indian Joint Venture. Due to the Company's 28% ownership at that time of the Indian Joint Venture, 28% of the net gain had been deferred.

  Income taxes were an expense of $1.1 million in 1996, compared to a benefit of $812,000 in the same period in 1995. Income taxes (benefit) as a percentage of income (loss) before taxes were 40.3% in 1996 compared to 32.5% in 1995. The increase in the effective tax rate is due to having profit before taxes as opposed to a loss before taxes as in 1995.

 Liquidity and Capital Resources

  Cash provided by operating activities was $6.4 million in 1997, $8.5 million in 1996 and $2.0 million in 1995.The decrease in cash provided by operations from 1996 to 1997 is primarily due to (i) the one time payment of items related to the Recapitalization including $1.5 million for the success fee and $800,000 for commitment fees and other expenses incurred in connection with a credit facility set up to provide financing in event the Offering was not consummated, (ii) increases in accounts receivable due to higher revenues and decreases in accounts payable offset by (iii) higher profitability and decreases in inventory.The average days' sales outstanding for accounts receivable was approximately 53 trade days at December 31, 1996 and 47 trade days at December 31, 1997. The decrease in average days' sales outstanding can be attributed to increased collection efforts. The increase in cash provided by operating activities from 1995 to 1996 was mainly due to improved collections of accounts receivable, reductions in inventory, increases in accounts payable and improved operating results.

  The Company's inventories increased from $17.1 million at year end 1996 to $19.4 million at 1997. Of this increase, $3.8 million was attributable to the GRD Acquisition and $456,000 was attributable to the ibex Acquisition. These increases were offset by the sale of inventory associated with the planned cessation of production of a product line acquired in the Hartman Acquisition and improved inventory planning techniques. The Company's inventories increased from $10.6 million at year end 1995 to $17.1 million at year-end 1996. Of this increase $7.1 million was attributable to the Hartman Acquisition. This increase was also offset by a $300,000 reduction of inventory associated with the sale of certain high performance relay product line assets to the Indian Joint Venture and by improved inventory planning techniques.

  The Company's accounts payable decreased from $5.1 million at year-end 1996 to $4.8 million at year end 1997. The decrease is due primarily to lower inventory purchases offset by $476,000 of accounts payable assumed in the ibex Acquisition. The Company's accounts payable increased from $2.6 million at year-end 1995 to $5.1 million at year end 1996. This increase was due primarily to the Hartman Acquisition and also to increases in purchases to support the Company's continued growth.

  Cash used in investing activities was $12.7 million, $14.5 million and $15.5 million in 1997, 1996 and 1995, respectively. Cash provided by financing activities was $6.4 million, $6.0 million and $13.6 million in 1997, 1996 and 1995, respectively.

  The Company has historically financed its operations and acquisitions through a combination of internally generated funds and secured borrowings. The Company financed the Hartman Acquisition (approximately $13.0 million in borrowings) with borrowings under the Old Credit Facility. The Company financed the purchase of the remaining 20% of Kilovac with proceeds from its bond offering. The Company financed the ibex Acquisition with borrowings on its Senior Credit Facility (approximately $1.3 million) and the issuance of a non interest-bearing note in the amount of $850,000 payable to the sellers on October 31, 1999. The Company financed the GRD Acquisition with borrowings on its Senior Credit Facility of $4.7 million.

  Capital expenditures, excluding the Hartman Acquisition, the Kilovac Acquisition, the Kilovac Purchase, the ibex Acquisition and the GRD Acquisition, were $2.1 million in 1997, $2.4 million in 1996 and $1.1 million in 1995. In 1997, capital expenditures included approximately $609,000 for increased capacity, approximately $891,000 for increased efficiency, approximately $456,000 for equipment replacement and rework and approximately $190,000 for equipment relating to new products. In 1996, capital expenditures included approximately $1.5 million for increased capacity, approximately $318,000 for increased efficiency and approximately $644,000 for equipment replacement and rework. In 1995, capital expenditures included $414,000 for improvements to the Asheville facility, $133,000 for the acquisition of equipment for a high performance relay product line and $112,000 of capital expenditures for Kilovac. Acquisition spending totaled $10.6 million in 1997, $12.7 million in 1996 and $14.3 million in 1995.

  On September 18, 1997, the Company applied the proceeds of the Notes, together with borrowings under the Senior Credit Facility, to repay all outstanding obligations under the Old Credit Facility and to pay a dividend to the Parent. In connection with the Offering, the Company also paid to its existing senior lenders under the Old Credit Facility a success fee in the amount of approximately $1.5 million. In connection with the Offering, the Company also entered into the Senior Credit Facility, which enables the Company to borrow up to $25.0 million, subject to certain borrowing conditions. The Senior Credit Facility is available for general corporate and working capital purposes and to finance acquisitions and is secured by the Company's assets.

  Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control.

  Instruments governing the Company's indebtedness, including the Senior Credit Facility and the Indenture dated as of September 18, 1997 by and among the Company, Kilovac Corporation, Kilovac International, Inc. and Norwest Bank Minnesota, National Association, contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

  Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to changing market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

 Inflation

  The Company does not believe inflation has had any material effect on the Company's business over the past three years.

 Impact of New Accounting Pronouncements

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for periods beginning after December 15, 1997. The new standard requires disclosure about reportable operating segments for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Required disclosures will include, but are not limited to, segment assets, certain revenue and expense, and profit or loss.

 Year 2000 Compliance

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

  The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. Internal and external resources are being used to make the required modifications to the remaining hardware and software. These modifications are expected to be completed and tested by December 31, 1998.

  In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

  The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  On April 24, 1998, the Registrant had a market capitalization of $2.5 billion or less and accordingly, such disclosures are not required in this Annual Report on Form 10-K. Such disclosures will be included in filings that include financial statements for fiscal years ended after June 15, 1998.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company are filed as a separate section of this report.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Executive Officers and Directors

  The executive officers and directors of the Company, and their ages and position with the Company as of December 31, 1997 are set forth below:

      NAME                 AGE POSITION OR AFFILIATION
      ----                 --- -----------------------
      Ramzi A. Dabbagh     63  Chairman of the Board, Chief Executive Officer,
                               President and Director
      Michael A. Steinback 43  Chief Operating Officer and Director
      G. Daniel Taylor     61  Executive Vice President of Business Development
                               and Director
      David Henning        50  Chief Financial Officer
      Theodore H. Anderson 41  Vice President
      Daniel R. McAllister 44  Vice President
      Jim R. Mikesell      55  Vice President
      Carl R. Freas        59  Vice President
      Brian P. Simmons     37  Director
      Andrew W. Code       39  Director
      Steven R. Brown      28  Director
      Jon S. Vesely        32  Director
      Donald E. Dangott    65  Director

  The present principal occupations and recent employment history of each of the executive officers and directors of the Company listed above are set forth below:

  Ramzi A. Dabbagh is the Chairman of the Board, Chief Executive Officer and President of the Company. He served as President of Communications Instruments from 1982 to 1995. Mr. Dabbagh served as President and Chairman of the National Association of Relay Manufacturers ("NARM") from 1991 to 1993 and has been a director of NARM since 1990.

  Michael A. Steinback became Chief Operating Officer of CII and a director of the Company in 1995. He served as the Vice President of Operations of CII from 1994 to 1995. From 1990 to 1993, Mr. Steinback was Vice President of Sales and Marketing for CP Clare Corporation. Mr. Steinback has served on the Board of Directors of NARM for two years.

  G. Daniel Taylor has been the Executive Vice President of Business Development of the Company since 1995 and a director of the Company since 1993. He served as a director of Kilovac from 1995 to 1997. He joined the Company in 1981 as Vice President of Engineering and Marketing and became Executive Vice President in 1984. He has served as the Company's representative to NARM and has acted as an advisor to the National Aeronautics and Space Administration (NASA) for relay applications and testing procedures since 1967.

  David Henning became Chief Financial Officer of the Company in 1994. He held various positions at CP Clare Corporation from 1971 to 1994 including Chief Financial Officer from 1992 to 1994.

  Theodore H. Anderson joined the Company in 1993 as Vice President and General Manager of the Juarez, Mexico operations and was promoted to Vice President and General Manager of North Carolina operations in January 1997. Mr. Anderson was employed by CP Clare Corporation from 1990 to 1993 as Product Marketing Manager, and was previously employed by Midtex Relays, Inc. as its General Manager from 1986 to 1990 at which time he joined CP Clare Corporation.

  Daniel R. McAllister has served as the Vice President of the Company and Vice President of Manufacturing and Engineering of Kilovac since the Kilovac Acquisition in 1995 and had served as Vice President of Product Development of Kilovac since 1990.

  James R. Mikesell joined the Company as Vice President and General Manager of Hartman in 1996 upon the completion of the Hartman Acquisition. Mr. Mikesell joined Hartman Electrical Manufacturing in 1994, from IMO Industries, where he had been the General Manager of their Controlex Division for the previous five years.

  Carl R. Freas has been Vice President and General Manager of the Juarez, Mexico operations since December 1997 and previously served as director of manufacturing since 1993. Mr. Freas was employed by Seimens Electromechanical Division from 1984 to 1990 and held the position as Plant Manager, was self-employed from 1990 to 1993 as a business consultant and small business owner, at which time he joined the Company as Director of Manufacturing. He was promoted to General Manager of the Company in January 1997 and then to Vice President in December 1997.

  Brian P. Simmons is a Principal of Code, Hennessy & Simmons, Inc. Since founding Code, Hennessy & Simmons, Inc. in 1988, Mr. Simmons has been actively involved in the investment origination and investment management activities of such company. Prior to founding Code, Hennessy & Simmons, Inc., Mr. Simmons was a Vice President with Citicorp's Leveraged Capital Group and before that was employed by Mellon Bank.

  Andrew W. Code is a Principal of Code, Hennessy & Simmons, Inc. Since founding Code, Hennessy & Simmons, Inc. in 1988, Mr. Code has been actively involved in the investment organization and investment management activities of such company. Prior to founding Code, Hennessy & Simmons, Inc., Mr. Code was a Vice President with Citicorp's Leveraged Capital Group and before that was employed by American National Bank.

  Steven R. Brown is a Vice President of Code, Hennessy & Simmons, Inc. Mr. Brown was employed by Heller Financial from 1991 until 1994 at which time he joined Code, Hennessy & Simmons, Inc. Mr. Brown held various positions within Heller's commercial leveraged lending and real estate departments.

  Jon S. Vesely is a Principal of Code, Hennessy & Simmons, Inc. Prior to joining Code, Hennessy & Simmons, Inc. in 1991, Mr. Vesely was employed by First Chicago Corporation in its leveraged leasing group.

  Donald E. Dangott has served as a director of the Company from 1994 to September 17, 1997, and from October 30, 1997 to present. He held various positions at Eaton Corporation until 1993, including serving as the director of Business Development Commercial and Military Controls Operations from 1990 to 1993, and he presently serves as a business development consultant. He is the Executive Director and a member of the Board of Directors of the NARM.

ITEM 11--EXECUTIVE COMPENSATION

 Executive Compensation

  The following sets forth a summary of all compensation paid to the chief executive officer and the three other executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended December 31, 1997.

                          SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                 OTHER ANNUAL    ALL OTHER
 NAME AND PRINCIPAL POSITION    SALARY   BONUS   COMPENSATION COMPENSATION (1)
 ---------------------------   -------- -------- ------------ ----------------
Ramzi A. Dabbagh.............. $190,275 $257,421   $24,973         $7,322
 Chairman, President and Chief
  Executive Officer
Michael A. Steinback.......... $152,813 $217,434   $10,598         $  834
 Chief Operating Officer
G. Daniel Taylor.............. $122,080 $184,663   $14,453         $4,458
 Executive Vice President of
  Business Development
David Henning................. $110,972 $172,761   $ 6,000         $1,639
 Chief Financial Officer

--------
(1) These amounts represent insurance premiums paid by the Company with respect to term life insurance.

  Executive compensation is determined by the compensation committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee is composed of Brian P. Simmons and Steven R. Brown. None of the Company's directors other than Donald E. Dangott receive compensation for services as directors. Mr. Dangott receives compensation for his services as a director in the amount of the greater of $1,000 per meeting or $1,000 per day of service.

 Employment Agreements

  The Company is party to employment agreements with Messrs. Dabbagh and Taylor which terminate in May, 1998 and provide for annual base salaries of $193,767 and $124,323, respectively. In addition, the employment agreements provide that both of these executive officers are entitled to participate in a bonus pool based upon the performance of the Company as established by the Board of Directors, and such other employee benefit plans and other benefits and incentives as the Board of Directors of the Company shall determine from time to time. Under the employment agreements, each of Messrs. Dabbagh and Taylor agrees that during the period of such agreement and for one year thereafter such executive officer will not (i) become employed by or in any other way associated with a business similar to that of the Company, (ii) solicit any business similar to that of the Company from any of its customers or clients or (iii) encourage any employees of the Company which have been employed by the Company for one year or less to enter into any employment agreement or perform any services for any other organization or enter into any other business. The agreements also provide that while employed by the Company, neither of the executive officers may have a financial or other interest in a supplier, customer, client or competitor of the Company (provided that maintaining a financial interest equal to the lesser of $100,000 in or 1% ownership of a public company is not precluded). The employment agreements may be terminated immediately by the Company for cause (as defined therein) or within three months after the death or disability of the employee as determined in good faith by the Board of Directors of the Company. The Company maintains key-man life insurance on Messrs. Dabbagh and Taylor and has agreed to pay out of the proceeds of such policy three years' salary to the estate of either officer in the event of the death of such officer.

  The Company is party to employment agreements with Messrs. Steinback and Henning which expire in April, 1998 and December, 1998, respectively, and are subject to automatic renewal unless either the Company or such employee elects to terminate such agreement. Messrs. Steinback and Henning are entitled to receive annual salaries (subject to annual review) of $155,625 and $113,015, respectively, annual auto allowances, and other standard employee benefits applicable to the Company's other executive officers, and are entitled to participate in the Company's executive bonus plan. Mr. Steinback and Mr. Henning are entitled to receive full salary and benefits for a year if either is terminated at any time during such year.

 Stock Option Plan

  Parent has established a stock option plan (the "Plan") which will provide for the granting of options and other stock-based awards to officers and employees of Parent and the Company representing up to 5.4% of Parent's outstanding capital stock on a fully-diluted basis. No options or other stock-based awards had issued under the Plan at December 31, 1997.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Parent owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information regarding beneficial ownership of the common stock of Parent after the consummation of the Recapitalization by (i) each stockholder who the Company expects will own beneficially more than 5% of the outstanding capital stock of Parent and (ii) each director, each Named Executive Officer and all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, each stockholder listed below has informed the Company that such stockholder has sole voting and investment power with respect to the shares of common stock of the Parent beneficially owned by such stockholder.

                                                           SHARES OF PARENT
                                                             COMMON STOCK
                                                         BENEFICIALLY OWNED(1)
                                                         -----------------------
           NAME AND ADDRESS                                NUMBER     PERCENT
           ----------------                              ----------- -----------
      Code, Hennessy & Simmons III, L. P. (2)...........     736,180      72.6%
      TCW/Crescent Mezzanine, L.L.C. (3)................      90,101       8.8%
      Ramzi A. Dabbagh (4)..............................      48,000       4.7%
      Michael A. Steinback (4)..........................      30,480       3.0%
      G. Daniel Taylor (4)..............................      20,000       2.0%
      David Henning (4).................................      10,940       1.1%
      Brian P. Simmons (5) (6)..........................     736,180      72.6%
      Andrew W. Code (5) (6)............................     736,180      72.6%
      Jon S. Vesely (6).................................         --         --
      Steven R. Brown (6)...............................         --         --
      Donald E. Dangott.................................       5,600         *
      Directors and executive officers as a group (14
       persons).........................................     873,200      86.1%

--------
   *Amount represents less than 1.0% ownership
(1) Pursuant to rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days. The figures shown above do not take into account any shares of common stock of Parent issuable upon exercise of stock options to be granted at or subsequent to the date of the Recapitalization.
(2) The address of Code, Hennessy & Simmons III, L. P. is 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.
(3) Includes shares of common stock held by certain affiliates of TCW/Crescent Mezzanine, L.L.C. ("TCW/Crescent LLC") listed herein, and also includes 10,101 shares of common stock that TCW will have the right to acquire upon exercise of certain warrants issued to TCW in connection with the Recapitalization. TCW/Crescent LLC is the general partner of (i) TCW/Crescent Mezzanine Partners, L. P. (the "L. P."), which holds 6.0% of the Parent's outstanding common stock and (ii) TCW/Crescent Mezzanine Investment Partners, L. P. (the "Investment L. P."). The managing owner of TCW/Crescent

   Mezzanine Trust (the "Trust") is TCW/Crescent LLC. The general partner of TCW Shared Opportunity Fund II, L. P. ("SHOP II") is TCW Investment Management Corporation ("TIMCO"). The investment adviser of TCW Leveraged Income Trust, L. P. ("LINC") is TIMCO. The investment adviser of Crescent/Mach I Partners, L. P. ("MACH I") is TCW Asset Management Company ("TAMCO"). The entities referred to above are hereinafter collectively referred to as "TCW". TCW holds 100% of the Parent's outstanding warrants to purchase 10,101 shares of common stock; the L. P. holds 67.6% of the warrants, and the Trust holds 20.6% of the warrants. Messrs. Mark Attanasio, Robert Beyer, Jean-Marc Chapus and Mark Gold are portfolio managers of one or more of the L. P. Investment L. P., Trust, SHOP II, MACH I or LINC, and with respect to such entities, exercise voting and dispositive powers on their behalf. The address of TCW is 11100 Santa Monica Boulevard, Suite 200, Los Angeles, California 94111.
(4) The address of each such person is c/o CII Technologies Inc., 1396 Charlotte Highway, Fairview, North Carolina 28730.
(5) All of such shares are held of record by Code, Hennessy & Simmons III, L.
    P. Messrs. Simmons and Code are officers, directors and stockholders of Code, Hennessy & Simmons, Inc., the sole general partner of CHS Management III, L. P., the sole general partner of Code, Hennessy & Simmons III, L.
    P. Messrs. Simmons and Code disclaim beneficial ownership of such shares.
(6)The address of each such person is c/o Code, Hennessy & Simmons, Inc., 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Management Agreement

  In connection with the Recapitalization, the Company entered into a Management Agreement with CHS Management III, L. P. ("CHS Management"), an affiliate of Code, Hennessy & Simmons, Inc. pursuant to which CHS Management will provide financial and management consulting services to the Company and receive a monthly fee of $41,667. In addition, pursuant to the Management Agreement, the Company and the Parent paid an aggregate of $500,000 to CHS Management at the closing of the Transactions as compensation for services rendered in connection with the Transactions. The Management Agreement also provides that when and as the Company consummates the acquisition of other businesses, the Company will pay to CHS Management a fee equal to one percent of the acquisition price of each such business as compensation for services rendered by CHS Management to the Company in connection with the consummation of such acquisition. The term of the Management Agreement is five years, subject to automatic renewal unless either CHS Management or the Company elects to terminate; provided that the Management Agreement will terminate automatically upon the occurrence of a change of control of the Company. The Company believes that the fees to be paid to CHS Management for the professional services to be rendered are at least as favorable to the Company as those which could be negotiated with an unrelated third party. The Company also reimbursed CHS Management for expenses incurred in connection with the Transactions and with its services rendered to the Company and Parent.

 Stockholders Agreement

  In connection with the Recapitalization, Parent's stockholders entered into a Stockholders Agreement. This agreement provides, among other things, for the nomination of and voting for at least seven directors of Parent by Parent's stockholders. The Stockholders Agreement also provides the number of directors (subject to a minimum of seven) to be determined by Code, Hennessy & Simmons, Inc. The following individuals were initially designated by Code, Hennessy & Simmons, Inc. to serve as directors of Parent: Ramzi A. Dabbagh, Michael A. Steinback, G. Daniel Taylor, Brian P. Simmons, Andrew W. Code, Jon S. Vesely, and Steve R. Brown. See Item 10--"Directors and Executive Officers of the Registrant."

 Registration Agreement

  In connection with the Recapitalization, Parent's stockholders entered into a Registration Agreement. The Registration Agreement grants certain demand registration rights to Code, Hennessy & Simmons. An unlimited number of such demand registrations may be requested by Code, Hennessy & Simmons. In the event that Code, Hennessy & Simmons makes such a demand registration request, all other stockholders of Parent will be entitled to participate in such registration on a pro rata basis (based on shares held). Code, Hennessy & Simmons may request, pursuant to its demand registration rights, and each other stockholder may request, pursuant to his or its participation rights, that up to all of such stockholder's shares of common stock be registered by Parent. Parent is entitled to postpone such a demand registration for up to 180 days under certain circumstances. In addition, the parties to the Registration Agreement are granted certain rights to have shares included in registrations initiated by Parent or its stockholders ("piggyback registration rights"). Expenses incurred in connection with the exercise of such demand or piggyback registration rights shall, subject to limited exceptions, be borne by Parent.

 Tax Sharing Agreement

  The operations of the Company are included in the Federal income tax returns filed by Parent. Prior to the closing of the Initial Offering, Parent and the Company entered into a Tax Sharing Agreement pursuant to which the Company agreed to advance to Parent (i) so long as Parent files consolidated income tax returns that include the Company, payments for the Company's share of income taxes assuming the Company is a stand-alone entity, which in no event may exceed the group's consolidated tax liabilities for such year, and (ii) payments to or on behalf of Parent in respect of franchise or similar taxes and governmental charges incurred by it relating to the business, operations or finances of the Company.

 Recapitalization

  In connection with the Recapitalization, and subject to certain adjustments, Messrs. Dabbagh, Steinback, Taylor, and Henning received approximately $3.47 million, $1.15 million, $1.74 million, and $414,000, respectively, in net cash proceeds from their sale of shares of Parent and Parent's repayment of indebtedness owing to them. Upon the satisfaction of certain conditions, Messrs. Dabbagh, Steinback, Taylor and Henning could receive from funds escrowed at the time of the consummation of the Transactions approximately $377,000, $172,000, $222,000 and $62,000, respectively, in net cash proceeds.

 Old Credit Facility

  Bank of America National Trust and Savings Association ("Bank of America") was a lender and agent under the Old Credit Facility. A portion of the net proceeds of the Offering was used to satisfy the obligations outstanding under the Old Credit Facility. As a result of such repayment, Bank of America, as agent under the Old Credit Facility for the benefit of all the existing lenders thereunder, received a success fee of $1.5 million. Bank of America is a lender and the administrative agent in the Senior Credit Facility. Bank of America is an affiliate of BancAmerica Securities, Inc., one of the Initial Purchasers. In addition, an affiliate of Bank of America and BancAmerica Securities, Inc. owns a limited partnership interest in CII Associates, L P., which in turn, held a portion of the capital stock and certain indebtedness of Parent acquired and repaid in connection with the Recapitalization. Subject to certain adjustments, the net proceeds from the Recapitalization allocable to such affiliate based on such partnership interest equaled approximately $12.6 million.

                                    PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a)The following documents are filed as a part of this report:

    1. Financial Statements.

    2. None.

     3. EXHIBITS.

       3.1 Articles of Incorporation of the Company is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

       3.2 By-laws of the Company is incorporated by reference to Registration Statement on Form S-4 (File number 333-
               38209).
       3.3     Articles of Incorporation of Kilovac Corporation
               ("Kilovac") is incorporated by reference to Registration
               Statement on Form S-4 (File number 333-38209).
       3.4 By-laws of Kilovac Corporation is incorporated by refer-ence to Registration Statement on Form S-4 (File number
               333-38209).
       3.5     Articles of Incorporation of Kilovac International, Inc.
               ("Kilovac International") is incorporated by reference to Registration Statement on Form S-4 (File number 333-
               38209).
       3.6 By-laws of Kilovac International is incorporated by refer-ence to Registration Statement on Form S-4 (File number
               333-38209).
       4.1 Indenture dated as of September 18, 1997 by and among the Company, Kilovac, Kilovac International and Norwest Bank
               Minnesota, National Association is incorporated by refer-ence to Registration Statement on Form S-4 (File number
               333-38209).
       4.2 Purchase Agreement dated as of September 12, 1997 between the Company, Kilovac and Kilovac International and
               BancAmerica Securities, Inc. and Salomon Brothers, Inc is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).
       4.3     Registration Rights agreement dated as of September 18,
               1997 between the Company, Kilovac and Kilovac Interna-tional and BancAmerica Securities, Inc. and Salomon Broth-ers, Inc is incorporated by reference to Registration
               Statement on Form S-4 (File number 333-38209).
      10.1 Employment Agreement dated as of May, 1993 between the Company and Ramzi A. Dabbagh is incorporated by reference to Registration Statement on Form S-4 (File number 333-
               38209).
      10.2 Employment Agreement dated as of May, 1993 between the Company and G. Daniel Taylor is incorporated by reference to Registration Statement on Form S-4 (File number 333-
               38209).
      10.3 Employment Agreement dated as of May, 1993 between the Company and Michael A. Steinbeck is incorporated by refer-ence to Registration Statement on Form S-4 (File number
               333-38209).
      10.4 Employment Agreement dated as of January 7, 1994 between the Company and David Henning is incorporated by reference to Registration Statement on Form S-4 (File number 333-
               38209).
      10.5 Management Agreement, dated as of September 18, 1997 among the Company, Parent and CHS Management III, L.P. is incor-porated by reference to Registration Statement on Form S-4
               (File number 333-38209).
      10.6 Tax Sharing Agreement dated as of September 18, 1997 be-tween the Company, Parent, Kilovac International and
               Kilovac International FSC Ltd. is incorporated by refer-ence to Registration Statement on Form S-4 (File number
               333-38209).
     +10.7 Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of America Na-tional Trust and Savings Association and BancAmerica Secu-rities, Inc. is incorporated by reference to Registration
               Statement on Form S-4 (File number 333-38209).


     10.8 Pledge Agreements dated as of September 18, 1997 by Par-ent, the Company, Kilovac and Kilovac International in fa-vor of Bank of America Trust and Savings Association is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.9      Subsidiary Guarantee dated as of September 18, 1997 by
               Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorpo-rated by reference to Registration Statement on Form S-4
               (File number 333-38209).
     10.10     Security Agreement dated as of September 18, 1997 among
               Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Asso-ciation is incorporated by reference to Registration
               Statement on Form S-4 (File number 333-38209).
     10.11 Stock Subscription and Purchase Agreement dated as of Sep-tember 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of Kilovac named therein is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.12+ Asset Purchase Agreement dated as of June 27, 1996 between the Company and Figgie International Inc. is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.13 Environmental Remediation and Escrow Agreement, dated as of July 2, 1996 is incorporated by reference to Registra-tion Statement on Form S-4 (File number 333-38209).
     10.14 Lease Agreement dated as of July 2, 1996 by and between Figgie Properties, Inc. and Communications Instruments,
               Inc. dba Hartman Division of CII Technologies Inc. is in-corporated by reference to Registration Statement on Form
               S-4 (File number 333-38209).
     10.15 Second Amendment to Stock Subscription and Purchase Agree-ment dated as of August 26, 1996, by and among the Compa-ny, Kilovac and certain selling stockholders is incorpo-rated by reference to Registration Statement on Form S-4
               (File number 333-38209).
     10.16+ Recapitalization Agreement dated as of August 6, 1997 and among Parent, certain investors and certain selling stock-holders is incorporated by reference to Registration
               Statement on Form S-4 (File number 333-38209).
     10.17 Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders is incorporated by refer-ence to Registration Statement on Form S-4 (File number
               333-38209).
     10.18     Indemnification and Escrow Agreement dated as of September
               18, 1997 by and among Parent, certain investors, certain selling stockholders and American National Bank and Trust
               Company of Chicago is incorporated by reference to Regis-tration Statement on Form S-4 (File number 333-38209).
     10.19 Stockholders Agreement dated September 18, 1997 by and among Parent and certain of its stockholders is incorpo-rated by reference to Registration Statement on Form S-4
               (File number 333-38209).
     10.20 Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockholders is incor-porated by reference to Registration Statement on Form S-4
               (File number 333-38209).
     10.21 Form of Junior Subordinated Promissory Note of Parent is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.22     Employment Agreement dated as of October 11, 1995 between
               Kilovac and Dan McAllister is incorporated by reference to Registration Statement on Form S-4 (File number 333-
               38209).


     10.23     Employment Agreement dated as of October 11, 1995 between
               Kilovac and Pat McPherson is incorporated by reference to Registration Statement on Form S-4 (File number 333-
               38209).

     10.24     Employment Agreement dated as of October 11, 1997 between
               Kilovac and Rick Danchuk is incorporated by reference to
               Registration Statement on Form S-4 (File number 333-
               38209).
     10.25     Employment Agreement dated as of October 11, 1997 between
               Kilovac and Robert A. Helman is incorporated by reference
               to Registration Statement on Form S-4 (File number 333-
               38209).
     10.26     Asset Purchase Agreement dated as of November 30, 1997 by
               and between the Company and Genicom Corporation is incor-
               porated by reference to Report on Form 8-K (File Number
               333-38209).
     12.1      Statement of Computation of Ratios.
     21.1      Subsidiaries of the Company, Kilovac and Kilovac Interna-
               tional is incorporated by reference to Registration State-
               ment on Form S-4 (File number 333-38209).
     24.1      Powers of Attorney.
     27        Financial Data Schedule.

--------
+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

  (b) REPORTS ON FORM 8-K.

  None

  (c) EXHIBITS. The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) FINANCIAL STATEMENT SCHEDULES. None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON APRIL 28, 1998.

                                          Communications Instruments, Inc.

                                                            *
                                          By:__________________________________
                                                     Ramzi A. Dabbagh
                                                Chairman of the Board and
                                                        President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 28, 1998.

                 SIGNATURE                                   CAPACITY
                 ---------                                   --------


                     *                      Chairman of the Board, Chief Executive
___________________________________________   Officer, President and Director
             Ramzi A. Dabbagh                 (Principal Executive Officer)

                     *                      Chief Financial Officer (Principal
___________________________________________   Financial Officer and Principal
               David Henning                  Accounting Officer)

                     *                      Chief Operating Officer and Director
___________________________________________
           Michael A. Steinbeck

                     *                      Executive Vice President and Business
___________________________________________   Development and Director
             G. Daniel Taylor

                     *                      Director
___________________________________________
             Brian P. Simmons

                     *                      Director
___________________________________________
              Andrew W. Code

                     *                      Director
___________________________________________
              Steven R. Brown

                     *                      Director
___________________________________________
               Jon S. Vesely

--------
* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above named officers and directors of the registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.


        /s/ Ramzi A. Dabbagh
_____________________________________
          Ramzi A. Dabbagh
          Attorney-in-Fact

                      COMMUNICATIONS INSTRUMENTS, INC. AND
                                  SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                     YEARS ENDED DECEMBER 31, 1996 AND 1997
                        AND INDEPENDENT AUDITORS' REPORT

                         INDEPENDENT AUDITORS' REPORT

Communications Instruments, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Communications Instruments, Inc. and Subsidiaries (the "Company"), as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Greenville, South Carolina

March 19, 1998

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                             -----------------
                           ASSETS                                       1997
                           ------                             1996    --------
Current assets:
  Cash and cash equivalents................................. $   116  $    298
  Accounts receivable (less allowance for doubtful accounts:
   1996--$466;
   1997--$796)..............................................   9,245    11,602
  Inventories...............................................  17,141    19,377
  Deferred income taxes.....................................   1,761     2,130
  Other current assets......................................     600     1,334
                                                             -------  --------
    Total current assets....................................  28,863    34,741
                                                             -------  --------
Property, plant and equipment, net..........................  15,796    16,824
                                                             -------  --------
Other assets:
  Cash restricted for environmental remediation.............     685       445
  Environmental settlement receivable.......................   1,104     1,160
  Goodwill (net of accumulated amortization: 1996--$448;
   1997--$874)..............................................  11,074    16,010
  Intangible assets, net....................................   2,972     6,969
  Other noncurrent assets...................................     231       134
                                                             -------  --------
    Total other assets......................................  16,066    24,718
                                                             -------  --------
Total assets................................................ $60,725  $ 76,283
                                                             =======  ========
     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
     -------------------------------------------------
Current liabilities:
  Accounts payable.......................................... $ 5,059  $  4,753
  Accrued interest..........................................     269     2,820
  Other accrued liabilities.................................   6,869     5,617
  Current portion of long-term debt.........................   4,523        56
  Current payable due to minority stockholders of
   subsidiary...............................................     --        227
                                                             -------  --------
    Total current liabilities...............................  16,720    13,473
Long-term debt..............................................  26,099   101,566
Accrued environmental remediation costs.....................   2,511     2,364
Deferred income taxes and other liabilities.................   2,883     2,007
Other noncurrent liabilities................................     762       467
                                                             -------  --------
    Total liabilities.......................................  48,975   119,877
                                                             -------  --------
Commitments and contingencies
Stockholder's equity (deficiency):
  Common stock--$.01 par value; 1,000 shares authorized,
   issued and outstanding...................................     --        --
  Additional paid-in capital................................  12,317    12,317
  Accumulated deficit.......................................    (115)  (55,827)
  Accounts receivable--due from Parent......................    (414)      (42)
  Currency translation loss, net............................     (38)      (42)
                                                             -------  --------
    Total stockholder's equity (deficiency).................  11,750   (43,594)
                                                             -------  --------
Total liabilities and stockholder's equity (deficiency)..... $60,725  $ 76,283
                                                             =======  ========

                See notes to consolidated financial statements.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
Net sales...........................................  $39,918  $66,336  $89,436
Cost of sales.......................................   28,687   46,779   59,601
                                                      -------  -------  -------
Gross margin........................................   11,231   19,557   29,835
                                                      -------  -------  -------
Operating expenses:
  Selling expenses..................................    3,229    4,903    6,077
  General and administrative expenses...............    3,326    5,464    7,432
  Research and development expenses.................      301    1,011    1,090
  Amortization of goodwill and other intangible
   assets...........................................      251      543      648
  Special compensation charge.......................    1,300      --       --
  Environmental costs...............................      951      --       --
  Acquisition related expenses......................    2,064      --       260
                                                      -------  -------  -------
    Total operating expenses........................   11,422   11,921   15,507
                                                      -------  -------  -------
Operating income (loss).............................     (191)   7,636   14,328
Other income (expense), net.........................        2      201      (17)
Interest expense and other financing costs, net.....   (2,309)  (5,055)  (6,573)
Cancellation fees...................................      --       --      (800)
                                                      -------  -------  -------
Income (loss) before income taxes, minority interest
 and extraordinary item.............................   (2,498)   2,782    6,938
Income tax expense (benefit)........................     (812)   1,120    2,836
                                                      -------  -------  -------
Income (loss) before minority interest and
 extraordinary item.................................   (1,686)   1,662    4,102
Income applicable to minority interest in
 subsidiary.........................................      (35)     (33)     (55)
                                                      -------  -------  -------
Income (loss) before extraordinary item.............   (1,721)   1,629    4,047
Extraordinary item--loss on extinguishment of debt
 (net of income tax benefit: $266)..................      --       --      (398)
                                                      -------  -------  -------
Net income (loss)...................................  $(1,721) $ 1,629  $ 3,649
                                                      =======  =======  =======


                See notes to consolidated financial statements.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

                             (DOLLARS IN THOUSANDS)

                                                                ACCOUNTS   CURRENCY
                          COMMON STOCK  ADDITIONAL             RECEIVABLE TRANSLATION
                          -------------  PAID-IN   ACCUMULATED  DUE FROM  ADJUSTMENT,
                          SHARES AMOUNT  CAPITAL     DEFICIT     PARENT       NET
                          ------ ------ ---------- ----------- ---------- -----------
Balances at December 31,
 1994...................  1,000   $--    $ 7,897    $    (23)    $(196)      $(11)
Currency translation
 loss, net..............    --     --        --          --        --         (25)
Special compensation
 charge.................    --     --        720         --        --         --
Contributions from
 Parent.................    --     --      3,700         --        --         --
Advances to Parent, net.    --     --        --          --        (48)       --
Net loss................    --     --        --       (1,721)      --         --
                          -----   ----   -------    --------     -----       ----
Balances at December 31,
 1995...................  1,000    --     12,317      (1,744)     (244)       (36)
Currency translation
 loss, net..............    --     --        --          --        --          (2)
Advances to Parent, net.    --     --        --          --       (170)       --
Net income..............    --     --        --        1,629       --         --
                          -----   ----   -------    --------     -----       ----
Balances at December 31,
 1996...................  1,000    --     12,317        (115)     (414)       (38)
Currency translation
 loss, net..............    --     --        --          --        --          (4)
Repayments by Parent,
 net....................    --     --        --          --        372        --
Dividend to Parent......    --     --        --      (59,361)      --         --
Net income..............    --     --        --        3,649       --         --
                          -----   ----   -------    --------     -----       ----
Balances at December 31,
 1997...................  1,000   $--    $12,317    $(55,827)    $ (42)      $(42)
                          =====   ====   =======    ========     =====       ====



                See notes to consolidated financial statements.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1995     1996     1997
                                                     -------  -------  -------
Cash flows from operating activities:
 Net income (loss).................................  $(1,721) $ 1,629  $ 3,649
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization...................    2,442    3,551    4,320
   Extraordinary loss..............................      --       --       664
   Deferred income taxes...........................   (1,376)    (500)    (401)
   Stock compensation charge.......................      720      --       --
   Minority interest...............................       35       33       55
   Gain on sale of assets..........................      --      (386)      (5)
   Other...........................................      --         1       11
   Changes in operating assets and liabilities, net
    of effects of acquisitions:
     Decrease (increase) in accounts receivable....   (1,033)   1,175   (1,812)
     Decrease in inventories.......................      748      607    2,023
     Decrease (increase) in other current assets...     (121)     432     (605)
     Increase (decrease) in accounts payable.......     (486)   1,462     (781)
     Increase (decrease) in accrued liabilities....    1,341      554      (24)
     Changes in other assets and liabilities.......    1,411      (60)    (656)
                                                     -------  -------  -------
      Net cash provided by operating activities....    1,960    8,498    6,438
                                                     -------  -------  -------
Cash flows from investing activities:
 Acquisition of businesses and product lines, net
  of cash acquired.................................  (14,345) (12,678) (10,561)
 Investment in joint venture.......................      --      (167)     --
 Proceeds from sale of assets......................      --       746       18
 Purchases of property, plant and equipment........   (1,139)  (2,449)  (2,146)
                                                     -------  -------  -------
      Net cash used in investing activities........  (15,484) (14,548) (12,689)
                                                     -------  -------  -------
Cash flows from financing activities:
 Proceeds from issuance of bonds...................      --       --    95,000
 Net borrowings (repayments) under line of credit
  arrangements.....................................      114      --    (2,674)
 Borrowings under long-term debt agreements........   15,245   11,266      --
 Principal payments under long-term debt
  agreements.......................................   (4,789)  (3,375) (22,125)
 Payment of loan fees..............................     (577)    (346)  (4,763)
 Dividend to Parent................................      --       --   (59,361)
 Repayments from (advances to) Parent..............      (48)    (104)     372
 Payments of amounts owed to minority stockholders
  of subsidiary....................................      --      (745)     --
 Contributions from Parent.........................    3,700      --       --
 Payments of short-term debt.......................      --       (81)     --
 Payments of capital leases........................      --      (640)     (23)
 Other.............................................      --        (2)       7
                                                     -------  -------  -------
      Net cash provided by financing activities....   13,645    5,973    6,433
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................      121      (77)     182
Cash and cash equivalents, beginning of year.......       72      193      116
                                                     -------  -------  -------
Cash and cash equivalents, end of year.............  $   193  $   116  $   298
                                                     =======  =======  =======
See notes 7 and 9 for interest and taxes paid,
 respectively
Supplemental schedule of noncash investing
 activities:
 During the year ended December 31, 1995, the
  Company entered into a capital lease arrangement
  for a building totaling $640.
 See Note 1 for assets acquired and liabilities
  assumed in acquisitions.
 During the year ended December 31, 1997, the
  Company entered into a noninterest bearing note
  payable to the former owners of ibex Aerospace,
  Inc. in the amount of $850 as a result of the
  acquisition of this business (see Notes 1 and 7).

                See notes to consolidated financial statements.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1. BUSINESS DESCRIPTION, ACQUISITIONS AND RECAPITALIZATION

  Business Description--Communications Instruments, Inc. and Subsidiaries (the "Company") is engaged in the design, manufacture and distribution of electromechanical and electronic products, which include solid state relays and solenoids for the commercial/industrial equipment, commercial airframe, defense/aerospace, communications, automotive and medical industries. Manufacturing is primarily performed in North Carolina, California, Virginia, Ohio and Juarez, Mexico. The Company is a wholly owned subsidiary of Communications Instruments Holdings, Inc., which changed its name on March 13, 1996 to CII Technologies Inc. (the "Parent").

 Acquisitions

  Hi-G Company, Inc.

  On January 27, 1995, the Company acquired certain assets from Hi-G Company, Inc. for $1,485 in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their fair values at the date of acquisition. As the purchase price was equal to the fair value of the inventory at the date of acquisition the entire purchase price was allocated to the inventory and no value was assigned to the machinery and equipment acquired.

  Kilovac Corporation-80% Purchase

  On October 11, 1995, the Company purchased an 80% ownership interest in Kilovac Corporation ("Kilovac") for an aggregate purchase price of $15,681 including acquisition costs of approximately $1,300. Kilovac designs and manufactures high voltage electromechanical relays. The transaction was accounted for as a purchase. To the extent of the 80% change in ownership, the purchase price was allocated to the assets and liabilities of Kilovac based on their fair values, with the remaining 20% minority interest valued at its historical cost. Fair values were determined generally by appraisals with the excess allocated to goodwill.

  The following summarizes the purchase price allocation as of the acquisition date:

      Current assets................................................... $ 5,563
      Property, plant and equipment....................................   1,802
      Intangibles and other assets.....................................  10,165
      Liabilities assumed..............................................  (1,849)
                                                                        -------
          Total purchase price......................................... $15,681
                                                                        =======

  The transaction was financed through additional borrowings of approximately $9,700 on the term and revolver loans and a contribution by the Parent of $3,700. Additionally, an estimated $2,300 ($694, net of tax at December 31, 1997 and 1996) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

  The following unaudited pro forma financial information shows the results of consolidated operations of the Company as though the acquisition of the 80% ownership interest in Kilovac occurred as of January 1, 1995. These results include, but are not limited to, the straight-line amortization of the excess purchase price over the net assets acquired over a thirty year period and an increase to interest expense as a result of the debt borrowed to finance the acquisition.

      Net sales......................................................... $50,947
      Operating income..................................................   1,215
      Net loss.......................................................... (1,545)

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of consolidated operations had the acquisition of the 80% ownership interest in Kilovac taken place on January 1, 1995, or (ii) future results of consolidated operations of the combined businesses.

  The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. The remaining 20% interest in Kilovac was purchased by the Company on September 18, 1997.

  Hartman Electrical Division

  On July 2, 1996, the Company purchased certain assets and assumed certain liabilities of the Hartman Electrical Division ("Hartman") of Figgie International, Inc. for an aggregate purchase price of $13,024 including acquisition costs of approximately $1,000. Hartman is a manufacturer and marketer of high current electromechanical relays for critical applications in the military and commercial aerospace markets. The transaction was accounted for as a purchase. The purchase price was allocated to the assets and liabilities of Hartman based on their fair values. Fair values were determined generally by appraisals with the excess cost allocated to goodwill.

  The following summarizes the purchase price allocation as of the acquisition date:

      Current assets.................................................  $10,229
      Property, plant and equipment..................................    3,172
      Intangibles and other assets...................................    3,799
      Liabilities assumed............................................   (4,176)
                                                                      --------
          Total purchase price.......................................  $13,024
                                                                      ========

  The transaction was financed through additional borrowings of approximately $13,000 on the term and revolver loans.

  The following unaudited pro forma financial information shows the results of consolidated operations of the Company as though the Hartman acquisition occurred as of January 1, 1995 and 1996, respectively. These results include, but are not limited to, the straight-line amortization of the excess purchase price over the net assets acquired over a thirty year period and an increase in interest expense as a result of the debt borrowed to finance the acquisition.

                                                                1995     1996
                                                               -------  -------
      Net sales............................................... $57,379  $77,161
      Operating income........................................   3,299    9,593
      Net income (loss).......................................    (513)   2,380

  The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of consolidated operations had the Hartman acquisition taken place on January 1, 1995 and 1996, respectively, or (ii) future results of consolidated operations of the combined businesses.

  Kilovac Corporation-20% Purchase

  On September 18, 1997, the Company purchased for approximately $4.5 million the remaining 20% of the outstanding stock of Kilovac that the Company did not then own (the "Kilovac Purchase"). The transaction was accounted for as a purchase. To the extent of the remaining 20% change in ownership, the purchase price was allocated to the assets of Kilovac based on their relative fair values. Excess cost was allocated to goodwill.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  The following summarizes the purchase price allocation as of the date of the Kilovac Purchase:

      Current assets.................................................... $   47
      Property, plant and equipment.....................................    169
      Intangibles and other assets......................................  4,555
      Liabilities assumed...............................................   (271)
                                                                         ------
          Total purchase price.......................................... $4,500
                                                                         ======

  The transaction was financed through proceeds from a recapitalization and the issuance of senior subordinated notes.

  Pro forma financial information is not presented relating to the purchase of the remaining 20% ownership of Kilovac as Kilovac's accounts have been consolidated into the Company's financial statements since October 1995.

  ibex Aerospace Inc.

  On October 31, 1997, the Company acquired certain assets and assumed certain liabilities of ibex Aerospace Inc. (the "ibex Acquisition"). The purchase price for the acquisition was approximately $2.0 million, of which approximately $1.3 million was paid at closing. The Company issued a noninterest bearing note payable to the sellers in the amount of $850 (discounted to $697) for the remainder of the purchase price. This note is payable on October 31, 1999. The transaction was accounted for as a purchase. The purchase price was allocated to the assets of ibex Aerospace Inc. based on their relative fair values, and excess cost was allocated to goodwill.

  The following summarizes the purchase price allocation as of the date of the ibex Acquisition:

      Current assets.................................................... $1,041
      Property, plant and equipment.....................................    150
      Intangibles and other assets......................................  1,762
      Liabilities assumed...............................................   (965)
                                                                         ------
          Total purchase price.......................................... $1,988
                                                                         ======

  The transaction was financed through a draw on the Company's Senior Credit Facility (as defined) and the issuance of the note payable to the sellers discounted to $697.

  Pro forma financial information is not presented relating to the ibex Acquisition as this entity was not a significant subsidiary of the Company in 1997.

  Genicom Relays Division

  On December 1, 1997, the Company acquired certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). The GRD Acquisition was financed by a draw on the Company's Senior Credit Facility (as defined). The transaction was accounted for as a purchase. The purchase price was allocated to the assets of GRD based on their relative fair values, as follows:

      Current assets.................................................... $3,757
      Property, plant and equipment.....................................  1,850
      Intangibles and other assets......................................     24
      Liabilities assumed...............................................   (948)
                                                                         ------
          Total purchase price.......................................... $4,683
                                                                         ======

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  The following unaudited pro forma financial information shows the results of consolidated operations of the Company as though the GRD Acquisition occurred as of January 1, 1996 and 1997, respectively. These results include, but are not limited to, an increase in interest expense as a result of the debt borrowed to finance the GRD Acquisition.

                                                                1996     1997
                                                               ------- --------
      Net sales............................................... $79,987 $103,780
      Operating income........................................   7,219   16,366
      Income before extraordinary item........................   1,142    5,053
      Net income..............................................   1,142    4,655

  The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of consolidated operations had the GRD Acquisition taken place on January 1, 1996 and 1997, respectively, or (ii) future results of consolidated operations of the combined businesses.

 Recapitalization

  On September 18, 1997, the Company entered into a series of recapitalization transactions. These transactions are described below.

  Code, Hennessy & Simmons III, L.P., certain members of Company management and certain other investors (collectively, the "New Investors") acquired approximately 87% of the capital stock of the Parent. Certain of the Parent's existing stockholders, including certain members of management, retained approximately 13% of the Parent's capital stock (collectively, the "Recapitalization").

  Concurrently, the Company issued $95 million of 10% Senior Subordinated Notes due 2004 (the "Old Notes") pursuant to an Indenture, dated September 18, 1997, by and among Communications Instruments, Inc., Kilovac, Kilovac International, Inc. ("Kilovac International") and Norwest Bank Minnesota, National Association (the "Indenture") through an offering permitted by Rule 144A of the Securities Act of 1933, as amended (the "Offering"). On January 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the registration of its 10% Senior Subordinated Notes due 2004, Series "B" (the "Notes") to be issued in exchange for the Old Notes (the "Exchange"). The registration statement became effective on January 30, 1998 and the Exchange was completed on March 9, 1998.

  The Company borrowed approximately $2.7 million pursuant to a new senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million (the "Senior Credit Facility").

  The Company repaid approximately $29.3 million of outstanding obligations under the then existing credit facility (the "Old Credit Facility"), including a success fee of approximately $1.5 million in connection therewith and certain other liabilities (the "Refinancing").

  The Company paid a dividend of approximately $59.4 million to the Parent (the "Dividend"), which was used by the Parent in conjunction with the proceeds of issuances of the Parent's common stock (approximately $9.8 million), the Parent's preferred stock (approximately $2.0 million) and junior subordinated debt of the Parent (approximately $12.7 million) as follows: approximately $71.5 million was used to purchase shares of the Parent's capital stock from existing shareholders; approximately $3.5 million was used to pay Recapitalization and other financing expenses; and approximately $7.6 million was used to repay certain indebtedness of the Parent.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The accompanying consolidated financial statements include Communications Instruments, Inc. and its wholly owned subsidiaries, Electro-Mech S.A. and Kilovac. All intercompany transactions have been eliminated in consolidation.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  Cash and Cash Equivalents--All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

  Investment--In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 30% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The balance of the investment in the joint venture at December 31, 1997 and 1996, was $108 and $166, respectively.

  Revenue Recognition--Except as stated below, sales and the related cost of sales are recognized upon shipment of products sold.

  Certain sales of Kilovac, which constitute an immaterial component of total consolidated sales, represent revenues received under long-term fixed price development contracts. Revenues under these contracts are recognized based on the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Costs in excess of contract revenues on cost sharing development contracts are expensed in the period incurred as costs of sales. Provision for estimated losses on fixed price contracts is made in the period such losses are determined by management.

  Certain sales of Hartman represent revenues received under long-term commercial and governmental contracts. Provision for estimated losses, if any, on long-term contracts is made in the period such losses are determined by management.

  Warranty Costs--Estimated warranty costs are provided based on known claims and historical claims experience.

  Acquisition Related Expenses--In conjunction with the acquisition of certain product lines and businesses, the Company has incurred direct costs of integration of the acquisitions into its existing businesses, such as moving, training and product qualification costs. Such costs are expensed in the period incurred.

  Allowance for Doubtful Accounts--Allowance for doubtful accounts is provided based on management's assessment of collectibility of the Company's accounts receivable and historical experience. The changes in the allowance for doubtful accounts receivable consist of the following at December 31:

                                                               1995  1996  1997
                                                               ----  ----  ----
      Allowance, beginning of year............................ $301  $420  $466
      Provision for uncollectible accounts....................  127    93   428
      Write-off of uncollectible accounts, net................  (48) (147)  (98)
      Effect of acquisitions and other........................   40   100     0
                                                               ----  ----  ----
      Allowance, end of year.................................. $420  $466  $796
                                                               ====  ====  ====

  Inventories--Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years.

  Goodwill--Goodwill represents the excess of cost over net assets acquired and is being amortized by the straight-line method over the estimated period benefited of thirty years.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  Intangible Assets--Intangible assets, primarily patents, covenants not to compete and debt issuance costs, are amortized on a straight-line basis over the patent life, term of the related noncompete agreement, or on the effective interest method over the life of the related debt issue.

  Income Taxes--The Company files a consolidated Federal income tax return with the Parent. Current and deferred tax expenses are allocated to the Company from the Parent as if the Company filed a separate tax return.

  Long-lived Assets--The Company analyzes the carrying value of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Income Taxes--The Company accounts for income taxes using an asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

  Research and Development--Research and development costs are charged to expense as incurred.

  Reclassifications--Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

  Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of significant estimates and assumptions made in the preparation of these financial statements include the Company's allowance for doubtful accounts, reserves for inventory obsolescence, fair values of assets acquired and liabilities assumed in connection with purchase business combinations, accrual for environmental remediation costs, and provision for losses, if any, to be incurred on fixed price sales contracts.

  Fair Value of Financial Instruments--The estimated fair value of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and long-term debt, approximate their carrying values at December 31, 1997 and 1996, respectively.

  New Accounting Standards--The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for periods beginning after December 15, 1997. The new standard requires disclosure about reportable operating segments for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Required disclosures will include, but are not limited to, segment assets, certain revenue and expense items, and profit or loss.

3. INVENTORIES

  Inventories consist of the following at December 31:

                                                                1996     1997
                                                               -------  -------
      Finished goods.......................................... $ 2,266  $ 2,882
      Work-in-process.........................................   8,357    8,981
      Raw materials...........................................  11,388   12,520
      Reserve for obsolescence................................  (4,870)  (5,006)
                                                               -------  -------
          Total............................................... $17,141  $19,377
                                                               =======  =======

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at December 31:

                                                                1996     1997
                                                               -------  -------
      Land and land improvements.............................. $   616  $   655
      Buildings...............................................   2,756    2,645
      Machinery and equipment.................................  19,298   23,577
      Construction in progress................................     714      662
                                                               -------  -------
                                                                23,384   27,539
      Less accumulated depreciation...........................  (7,588) (10,715)
                                                               -------  -------
          Total............................................... $15,796  $16,824
                                                               =======  =======

  Property, plant and equipment are depreciated using the following lives: land improvements--7 years, buildings--20 years and machinery and equipment--3 to 10 years.

5. INTANGIBLE ASSETS

  Intangible assets consist of the following at December 31:

                                                                 1996     1997
                                                                -------  ------
      Debt issuance costs...................................... $ 1,426  $4,763
      Covenants not to compete.................................     580     380
      Patents..................................................   1,675   2,069
      Trademarks...............................................     360     450
      Other....................................................       3       3
                                                                -------  ------
                                                                  4,044   7,665
      Less accumulated amortization............................  (1,072)   (696)
                                                                -------  ------
          Total................................................ $ 2,972  $6,969
                                                                =======  ======

6. OTHER ACCRUED LIABILITIES

  Significant items comprising this account balance at December 31, 1997 and 1996, respectively, were accrued loss contingencies related to long-term sales contracts of $573 and $1,905, accrued warranty liabilities of $736 and $471, and accrued vacation liabilities of $1,011 and $505, respectively.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT

  Long-term debt consists of the following at December 31:

                                                              1996      1997
                                                             -------  --------
      Senior Credit Facility revolving loans payable to a
       bank, interest at base rate or LIBOR rate plus
       applicable margin, due September 18, 2003............ $   --   $  5,800
      10% Senior Subordinated Notes due 2004, Series "B"....     --     95,000
      Note payable to former owners of ibex Aerospace Inc.,
       non-interest bearing note discounted using 10%
       interest rate, due October 31, 1999..................     --        708
      Term loan payable to a bank, repaid in 1997. Interest
       at prime plus 2% (10.25% at December 31, 1996).......  22,125       --
      Revolving loan payable to a bank, repaid in 1997.
       Interest at prime plus 1.5% (9.75% at December 31,
       1996)................................................   8,474       --
      Obligations under capital leases......................      23       114
                                                             -------  --------
                                                              30,622   101,622
      Less--current portion.................................  (4,523)      (56)
                                                             -------  --------
          Total............................................. $26,099  $101,566
                                                             =======  ========

  Debt maturities at December 31, 1997 are as follows:

             1998............................ $     56
             1999............................      747
             2000............................       19
             2001............................      --
             2002............................      --
             Thereafter......................  100,800
                                              --------
                 Total....................... $101,622
                                              ========

  The Company and its wholly owned subsidiaries, Kilovac and Kilovac International, have guaranteed the 10% senior subordinated notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. Communications Instruments, Inc. and its wholly-owned subsidiaries, including Kilovac and Kilovac International, have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors.

  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year commencing on March 15, 1998. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part at any time, on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of redemption. In addition, at any time prior to September 15, 2000, the Company may, at its option, redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of an equity offering (as defined in the Indenture), provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  The Senior Credit Facility is a line of credit that may be borrowed as either a base rate or LIBOR loan, up to $25.0 million. For base rate loans and LIBOR loans, an applicable margin is added to the base interest rate or the LIBOR interest rate based on a Consolidated Leverage Ratio Level (as defined in the Senior Credit Facility). The base interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The "Reference Rate" means the rate of interest announced by the lender as "Reference Rate." At December 31, 1997, LIBOR borrowing rates ranged from 8.1875% to 8.25%. At December 31, 1997, the base rate borrowing rate was 9.75%. The weighted average borrowing rate, calculated based on borrowings outstanding at December 31, 1997 under base rate and LIBOR loans, was 8.68%.

  Letters of credit outstanding under the Senior Credit Facility at December 31, 1997 were $850. There were no letters of credit outstanding at December 31, 1996.

  The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Leverage Ratio of the Company.

  On September 18, 1997, the Company extinguished all debt which was outstanding at December 31, 1996, under former debt agreements (see Note 1). The extraordinary loss recorded in the 1997 consolidated statement of operations relates to the write-off of the unamortized portion of the debt issuance costs related to such agreements.

  The terms of the Senior Credit Facility and the Indenture place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of December 31, 1997, the Company was in compliance with all the terms of the Indenture. As of December 31, 1997, the Company was not in compliance with certain of its covenants under the Senior Credit Facility, for which it received a waiver of noncompliance from the bank on March 19, 1998. The estimated fair value of the Company's long-term debt approximates its carrying value at December 31, 1997 and 1996.

  Interest Expense and Other Financing Costs--Interest expense and other financing costs include interest expense and costs associated with an initial public offering withdrawn by the Company during 1996, and costs associated with the Recapitalization in 1997. Interest expense and other financing costs for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                             1995   1996   1997
                                                            ------ ------ ------
      Interest expense..................................... $2,309 $3,427 $6,573
      Other financing costs................................    --   1,628    --
                                                            ------ ------ ------
          Total............................................ $2,309 $5,055 $6,573
                                                            ====== ====== ======

  In addition, cancellation fees incurred were $800 in the year ended December 31, 1997.

  On September 18, 1997, the Company paid a success fee to the lender of the Old Credit Facility, which was based upon the market value or appraised value of the Company on the valuation date, as required by a change in control per the terms of the agreement. The amount of the success fee paid was $1,466. At December 31, 1996, $567 was accrued related to this fee, based on management's estimate of the value of the Company. The remainder of the fee was charged to 1997 operations and is included in interest expense and other financing costs in the accompanying 1997 consolidated statement of operations.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  Interest paid amounted to $1,657, $2,826, and $4,129 (including success fee payment) for the years ended December 31, 1995, 1996 and 1997, respectively.

8. LEASES

  The Company leases certain office equipment under capital lease arrangements. The leased assets have a net book value of $23 and $114 at December 31, 1996 and 1997, respectively. The future minimum lease obligation under capital leases as of December 31, 1996 and 1997, is included in long-term debt (see Note 7). On February 7, 1996, the Company purchased a building which was leased at December 31, 1995 in accordance with the capital lease arrangement. The $625 purchase price was financed through additional borrowings under the revolving loan agreement.

  The Company leases certain premises and equipment under noncancelable operating leases which have remaining terms from one to four years and which provide for various renewal options. Total rent expense charged to operations was approximately $120, $815 and $1,053 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 are as follows:

             1998..............................   $907
             1999..............................    584
             2000..............................    389
             2001..............................     95
                                                ------
                 Total......................... $1,975
                                                ======

9. INCOME TAXES

  The significant components of income tax expense (benefit) are:

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                        -----------------------
                                                         1995     1996    1997
                                                        -------  ------  ------
      Current tax expense:
        Federal........................................ $   435  $1,404  $2,724
        State..........................................      83     175     453
        Foreign........................................      46      41      60
                                                        -------  ------  ------
          Total current tax expense....................     564   1,620   3,237
      Deferred tax expense (benefit)...................  (1,376)   (500)   (401)
                                                        -------  ------  ------
          Total tax expense (benefit).................. $  (812) $1,120  $2,836
                                                        =======  ======  ======

  In addition, the Company recorded an income tax benefit from an extraordinary item totaling $266 during the year ended December 31, 1997. Income tax payments amounted to approximately $859, $1,142 and $2,251 for the years ended December 31, 1995, 1996 and 1997, respectively.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  The Company's effective tax rate differs from the statutory rate for the following reasons:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             ------------------
                                                             1995    1996  1997
                                                             -----   ----  ----
      Provision (benefit) at statutory Federal tax rate....  (34.0)% 34.0% 34.0%
      Effective state income tax rate......................   (3.6)   3.5   4.4
      Nondeductible meals, entertainment and officers' life
       insurance expenses..................................    1.2    0.9   0.4
      Mexican income taxes.................................    1.7    1.5   0.9
      Nondeductible goodwill...............................    --     --    1.5
      Other, net...........................................    2.2    0.9  (0.3)
                                                             -----   ----  ----
                                                             (32.5)% 40.8% 40.9%
                                                             =====   ====  ====

  Deferred income taxes consisted of the following at December 31:

                                                                  1996    1997
                                                                 ------  ------
      Current deferred tax assets:
        Federal net operating loss carryforward................. $  192  $  222
        State net operating loss carryforward...................     53      57
        Other...................................................  1,516   2,287
                                                                 ------  ------
          Total current deferred tax assets.....................  1,761   2,566
      Current deferred tax liabilities..........................    --      436
                                                                 ------  ------
          Total current deferred tax assets, net................ $1,761  $2,130
                                                                 ======  ======
      Long-term deferred tax assets:
        Accrued expenses........................................ $  612  $  428
        Federal net operating loss carryforward.................    787     886
        State net operating loss carryforward...................    203     106
        Federal tax credit carryforward.........................    278     317
                                                                 ------  ------
                                                                  1,880   1,737
        Less--Valuation allowance...............................   (114)   (110)
                                                                 ------  ------
          Total long-term deferred tax assets...................  1,766   1,627
                                                                 ------  ------
      Long-term deferred tax liabilities:.
        Property and equipment..................................  2,691   2,437
        Intangibles.............................................    788     862
        Other...................................................    287     190
                                                                 ------  ------
          Total long-term deferred tax liabilities..............  3,766   3,489
                                                                 ------  ------
          Total long-term deferred tax liabilities, net......... $2,000  $1,862
                                                                 ======  ======
      Deferred tax assets (liabilities), net.................... $ (239) $  268
                                                                 ======  ======

  At December 31, 1997, the Company had a Federal net operating loss carryforward of $2,558 which expires beginning in 2010. Internal Revenue Code
Section 382 imposes certain limitations on the ability of a taxpayer to utilize its Federal net operating losses in any one year if there is a change in ownership of more than 50% of the Company. Management has considered the
Section 382 limitation and believes that it is more likely than not that the entire Federal net operating loss carryforward will be utilized. For state tax purposes, California tax law limits

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES loss carryforwards to a five-year period. A valuation allowance has been recorded relating to Kilovac for the portion of the California net operating loss carryforward which may not be realized due to the previously mentioned limitation. In addition, Kilovac has Federal general business and alternative minimum tax credit carryforwards subject to Internal Revenue Code Section 383 which expire beginning in 2016. Realization of tax benefits is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

10. CONTINGENCIES

 Litigation

  From time to time the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition or results of operations of the Company.

 Environmental Remediation

  The Company has been notified by the State of North Carolina Department of Environment, Health & Natural Resources ("NCDHNR") that its manufacturing facility in Fairview, North Carolina has sites containing hazardous wastes resulting from activities by the owners prior to the Predecessor Company (the "Prior Owner"). Additionally, the Company has been identified as a potentially responsible party for remediation at two superfund sites which formerly were used by hazardous waste disposal companies employed by the Company.

  Several soil and groundwater contaminations have been noted at the Fairview facility, the most serious of which is TCE contamination in the groundwater. Remedial investigations have been on-going at the facility and the NCDHNR has placed the facility on the Inactive Hazardous Sites Inventory. Soil remediation was completed in January 1996 and the groundwater remediation system was formally set in operation on April 1, 1997.

  In the acquisition agreement of the Predecessor Company, the Company obtained indemnity from the selling shareholders for any environmental clean up costs as a result of existing conditions which would not be paid by the Prior Owner. The indemnity was limited to the extent of amounts owed to the selling shareholders through the subordinated note.

  On May 11, 1995, the Company reached a settlement with the Prior Owner which resulted in a cash deposit of $1,750 to an escrow account and an obligation for the Prior Owner to pay to the escrow account after the groundwater remediation system has been operating at least at 90% capacity for three years, an amount equal to the lesser of 90% of the present value of the long term operating and maintenance costs of the groundwater remediation system or $1,250. The Company has reflected the present value of the receivable, discounted at 5%, ($1,104 and $1,160 at December 31, 1996 and 1997, respectively) and the cash as restricted assets as the funds are held in escrow to be used specifically for the Fairview facility environmental remediation and monitoring and will become unrestricted only when the NCDHNR determines that no further action is required.

  In October, 1995, the Company released the selling shareholders from their indemnity obligation. This action resulted in the recording of a separate environmental remediation liability and the recognition in 1995 operations of an expense of $951 of environmental related costs which are not covered under the settlement with the Prior Owner. The environmental remediation liability is recorded at the present value, discounted at 5%, of the best estimate of the cash flows to remediate and monitor the remediation over the estimated thirty year remediation period, which was developed by a third party environmental consultant based on experience with similar remediation projects and methods and taking inflation into consideration.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

  Total amounts estimated to be paid related to environmental liabilities are $3,949 calculated as follows at December 31, 1997:

             1998............................ $   135
             1999............................     135
             2000............................     135
             2001............................     135
             2002............................     135
             Thereafter......................   3,274
                                              -------
                                                3,949
             Discount to present value.......  (1,585)
                                              -------
             Liability at present value...... $ 2,364
                                              =======

  Assets recorded in relation to the above environmental liabilities are $1,605 and $1,789 at December 31, 1997 and 1996, respectively.

  In connection with the Hartman Acquisition, the Company entered into an agreement (the "Lease") pursuant to which it leases from the former owner of Hartman a manufacturing facility in Mansfield, Ohio (the "Mansfield Property"), at which Hartman has conducted operations. The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. As a lessee of the Mansfield Property, the Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Lease of the Mansfield Property includes an indemnity from the former owner of Hartman to the Company for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million (the "Indemnification Cap"). In addition, the former owner has placed $515 in escrow for potential environmental remediation costs at the Mansfield Property to be credited towards the Indemnification Cap as provided in the Lease. The Company believes that, while actual remediation costs may exceed the cash amount escrowed, such costs will not exceed the Indemnification Cap. Accordingly, no liability has been recorded in the accompanying consolidated financial statements for the potential environmental remediation.

11. EMPLOYEE BENEFITS

  The Company has a self-funded welfare benefit plan (the "Plan") for its employees. The Plan was formed in 1981 to provide hospitalization and medical benefits for substantially all full-time employees of the Company and their dependents. The Plan is funded principally by employer contributions in amounts equal to the benefits provided. Employee contributions vary depending upon the amount of coverage elected by the employee. Employer contributions amounted to $307, $792, and $1,252 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Effective January 1, 1988, the Predecessor Company implemented an investment retirement plan (the "Retirement Plan") pursuant to Section 401(k) of the Internal Revenue Code for all employees who qualify based on tenure with the Company. The Retirement Plan provides for employee and Company contributions subject to certain limitations. The cost of the Retirement Plan charged to operations was approximately $110, $297, and $412 during the years ended December 31, 1995, 1996 and 1997, respectively.

  During 1995, the Parent sold 5,000 shares of common stock with an estimated fair market value of $776 for $56 to certain employees of the Company. The Company recorded compensation expense of $720 in 1995 representing the difference between the issuance price and the fair market value of the stock as determined by an independent appraiser. Additionally, in 1995, the Company paid bonuses of $580 to the employees for reimbursement of the tax impact to the employees of these transactions.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

12. STOCK PLAN

  On September 18, 1997, the Parent adopted the 1997 Management Stock Plan (the "1997 Plan"). The 1997 Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company who are selected by the Compensation Committee are eligible to participate in the 1997 Plan. The 1997 Plan provides for the granting of non-qualified incentive stock options. The shares of common stock issuable under the 1997 Plan are common shares of the Parent and may be either authorized unissued shares, or treasury shares, or any combination thereof. A total of 53,163 shares of the Parent's common stock is subject to options under the 1997 Plan, subject to adjustment at the discretion of the Compensation Committee or the Board of Directors. No stock options were issued under the 1997 Plan through December 31, 1997.

13. SIGNIFICANT CUSTOMERS

  Sales to foreign customers accounted for 15%, 19%, and 17% of net sales for the years ended December 31, 1995, 1996 and 1997, respectively.

  Approximately 20% of the Company's sales are made, directly or indirectly, to the U.S. Department of Defense.

14. RELATED PARTY TRANSACTIONS

  Nonemployee shareholder groups provide management services to the Company. The Company was charged $156, $150 and $283 for such services for the years ended December 31, 1995, 1996 and 1997, respectively. Additionally, such groups were paid $150 in 1995 for fees related to the Kilovac acquisition, $130 in 1996 for fees related to the Hartman acquisition and $267 in 1997 for fees related to the Recapitalization (see Notes 1 and 5).

15. SUBSEQUENT EVENT

  On March 11, 1998, the Company entered into an Agreement and Plan of Merger with Corcom, Inc. ("Corcom"), whereby Corcom will become a wholly-owned subsidiary of the Company. In connection with the Agreement and Plan of Merger, the Company has agreed to pay the shareholders of Corcom $13 per share or an aggregate $51.2 million in cash in exchange for the shares of Corcom to be received in the merger. Corcom is located in Libertyville, IL, and is an electromagnetic interference filter manufacturer.