Form 10-Q
period 1998-03-31
COMMUNICATIONS INSTRUMENTS INC
filed 1998-05-14
CIK 1053916

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM __________ TO _________


                        COMMUNICATIONS INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

        North Carolina                                           56-182-82-70
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  1396 Charlotte Highway, Fairview, NC                              28730
(Address of principal executive offices)                         (Zip Code)

                                 (704) 628-1711
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          [X] Yes   [_] No

                                    PART I

ITEM 1: Financial Statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                       March 31,     December 31,
                                                                         1998           1997
                                                                      -----------    ------------
                                                                      (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                              $    187       $    298
 Accounts receivable (less allowance for doubtful accounts:
  March 31, 1998 - $751, 1997 - $796)                                     15,306         11,602
 Inventories                                                              19,050         19,377
 Deferred income taxes                                                     2,137          2,130
 Other current assets                                                      1,278          1,334
                                                                        --------       --------
       Total current assets                                               37,958         34,741
                                                                         -------       --------
Property, plant and equipment, at cost                                    28,043         27,539
Less accumulated depreciation                                            (11,691)       (10,715)
                                                                        --------       --------
  Property, plant and equipment, net                                      16,352         16,824
                                                                        --------       --------

Other assets:
  Goodwill (net of accumulated amortization: March 31, 1998 - $1,012
      1997 - $874)                                                        15,872         16,010
  Environmental receivable and restricted cash                             1,625          1,605
  Investment                                                                 191            108
  Intangible and other assets                                              6,786          6,995
                                                                        --------       --------
       Total other assets                                                 24,474         24,718
                                                                        --------       --------
Total                                                                   $ 78,784       $ 76,283
                                                                        ========       ========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
  Accounts payable                                                      $  5,485       $  4,753
  Accrued interest                                                           478          2,820
  Other accrued liabilities                                                6,850          5,617
  Current portion of long-term debt                                           47             56
  Amounts payable to prior stockholders of subsidiary                        114            227
                                                                        --------       --------
        Total current liabilities                                         12,974         13,473

Long term debt                                                           103,771        101,566
Deferred income taxes                                                      1,680          1,862
Amounts payable to prior stockholders of subsidiary                          467            467
Other noncurrent liabilities                                               2,525          2,509
                                                                        --------       --------
        Total liabilities                                                121,417        119,877
                                                                        --------       --------
Commitments and contingencies


Stockholder's deficiency
 Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding                                                       -              -
 Additional paid in capital                                               12,317         12,317
 Accumulated deficit                                                     (54,911)       (55,827)
 Accumulated other comprehensive expense                                     (39)           (42)
 Accounts receivable due from parent                                           -            (42)
                                                                        --------       --------
        Total stockholder's deficiency                                   (42,633)       (43,594)
                                                                        --------       --------
  Total                                                                 $ 78,784       $ 78,283
                                                                        ========       ========

See notes to condensed consolidated financial statements.

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

                                                                  Three months ended
                                                                  ------------------
                                                             March 31,           March 31,
                                                               1998                1997
                                                             ---------           ---------
Net sales                                                     $26,166             $22,427
Cost of sales                                                  18,006              15,043
                                                              -------             -------
  Gross profit                                                  8,160               7,384
                                                              -------             -------
Operating expenses:

  Selling expenses                                              1,718               1,498
  General and administrative expenses                           1,855               1,809
  Research and development expenses                               237                 202
  Amortization of goodwill and other intangibles                  181                 153
                                                              -------             -------
    Total operating expenses                                    3,991               3,662
                                                              -------             -------

Operating income                                                4,l69               3,722

Interest expense, net                                          (2,629)               (944)
Other income, net                                                   1                   7
                                                              -------             -------
Income before income taxes and minority
  interest in subsidiary                                        1,541               2,785

Provision for income taxes                                        625               1,114
                                                              -------             -------
Income after income taxes before minority
  interest in subsidiary                                          916               1,671

Income applicable to minority interest in subsidiary                -                  29
                                                              -------             -------
Net income                                                        916               1,642

Other comprehensive income (expense):

Foreign currency translation adjustment                             3                  (1)
                                                              -------             -------

Other comprehensive income (expense)                                3                  (1)
                                                              -------             -------

Comprehensive income                                          $   919             $ 1,641
                                                              =======             =======

See notes to condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC, AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in Thousands)

                                                                                    Three Months Ended
                                                                                    ------------------

                                                                           March 31,                   March 31,
                                                                             1998                        1997
                                                                           ---------                   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $   916                      $ 1,642

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                               1,329                        1,038
 Deferred income taxes                                                        (190)                         (68)
 Minority interest                                                               -                           29
 Other                                                                           -                           16
Changes in operating assets and liabilities, net of
 effects of acquisitions:
 Increase in accounts receivable                                            (3,704)                      (2,197)
 Decrease in inventories                                                       327                          489
 Decrease (increase) in other current assets                                    56                         (334)
 Increase (decrease) in accounts payable                                       732                          (56)
 Increase in accrued liabilities                                             1,177                          775
 Decrease in accrued interest                                               (2,342)                          (4)
 Changes in other assets and liabilities                                         3                           79
                                                                           -------                      -------
    Net cash provided by (used in) operating activities                     (1,696)                       1,409
                                                                           -------                      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                   (95)                           -
 Purchases of property, plant and equipment                                   (504)                        (444)
                                                                           -------                      -------
    Net cash used in investing activities                                     (599)                        (444)
                                                                           -------                      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                                         2,200                            -
 Repayments under long-term debt agreement                                       -                         (936)
 Payment of capital lease obligations                                          (22)                           -
 Receipts from parent                                                           98                           31
 Currency translation                                                            3                           (1)
 Repayments of amounts owed to prior stockholders of subsidiary               (113)                           -
 Other                                                                          18                            -
                                                                           -------                      -------
    Net cash provided by (used in) financing activities                      2,184                         (906)
                                                                           -------                      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (111)                          59

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 298                          116
                                                                           -------                      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   187                      $   175
                                                                           =======                      =======

See notes to condensed consolidated financial statements

Communications Instruments, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In Thousands Except Share Amounts)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Communications Instruments, Inc. and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Kilovac Corporation ("Kilovac"), which became a wholly owned subsidiary on September 18, 1997, and Electro-Mech Corporation, operate facilities in Carpenteria, California and Juarez, Mexico, respectively.

Financial information related to foreign operations are translated into US dollars based on exchange rates as given by a local bank. Assets and liabilities are translated based on rates in effect on the balance sheet date. Income statement amounts are translated using average exchange rates in effect during the period. The resulting currency translation adjustments are accumulated and reported as comprehensive income.

The interim financial data as of and for the quarters ended March 31, 1997 and March 31, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1997 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audit report.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year December 31, 1997 as well as the other information included in the Company's annual report filed on Form 10-K. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1998 or any other interim period.

2.   Transactions

Recapitalization

On September 18, 1997, the Company entered into a series of recapitalization transactions, collectively the "Transactions". The Transactions are described below.

Code, Hennessy & Simmons III, L.P., certain members of Company management and certain other investors acquired approximately 87% of the capital stock of CII Technologies, Inc., a Delaware Corporation (the "Parent"). Communications Instruments, Inc. is a wholly owned subsidiary of the Parent. Certain of the Parent's existing stockholders, including certain members of management, retained approximately 13% of the Parent's capital stock (collectively, the "Recapitalization").

Concurrently, the Company issued $95 million of 10% Senior Subordinated Notes due 2004 (the "Old Notes") pursuant to an Indenture, dated September 18, 1997, by and among Communications Instruments, Inc., Kilovac, Kilovac International, Inc. ("Kilovac International") and Norwest Bank Minnesota, National Association (the "Indenture") through an offering permitted by Rule 144A of the Securities Act of 1933, as amended. On January 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the registration of its 10% Senior Subordinated Notes due 2004, Series "B" (the "Notes") to be issued in exchange for the Old Notes (the "Exchange"). The registration statement became effective on January 30, 1998 and the Exchange was completed on March 9, 1998.

The Company borrowed approximately $2.7 million pursuant to a new senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million (the "Senior Credit Facility").

The Company repaid approximately $29.3 million of outstanding obligations under the then existing credit facility, including a success fee of approximately $1.5 million in connection therewith and certain other liabilities.

The Company paid a dividend of approximately $59.4 million to the Parent, which was used by the Parent in conjunction with the proceeds of issuances of the Parent's common stock (approximately $9.8 million), the Parent's preferred stock (approximately $2.0 million) and junior subordinated debt of the Parent (approximately $12.7 million) as follows: approximately $71.5 million was used to purchase shares of the Parent's capital stock from existing shareholders; approximately $3.5 million was used to pay Recapitalization and other financing expenses; and approximately $7.6 million was used to repay certain indebtedness of the Parent.

Acquisitions

On March 11, 1998, the Company, RF Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company ("RF Acquisition"), and Corcom, Inc. ("Corcom") entered into an Agreement and Plan of Merger, pursuant to which RF Acquisition will merge into Corcom and Corcom will become a wholly owned subsidiary of the Company (the "Corcom Merger Agreement"). Pursuant to the Corcom Merger Agreement, the Company has agreed to pay the shareholders of Corcom $13.00 per share in cash (approximately $51.2 million in the aggregate) in exchange for the shares of Corcom to be received in the merger. Bank of America National Trust and Savings Association has committed to provide a credit facility to finance the transaction. Corcom is located in Libertyville, Illinois and is an electromagnetic interference filter manufacturer.

Genicom Relays Division

On December 1, 1997, the Company acquired certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). The GRD Acquisition was financed by a draw on the Company's Senior Credit Facility. The transaction was accounted for as a purchase. The purchase price was allocated to the assets of GRD based on their relative fair values, as follows:


Current assets                            $3,757
Property, plant and equipment              1,850
Intangible and other assets                   24
Liabilities assumed                         (948)
                                          ------
Total purchase price                      $4,683
                                          ======

The following unaudited pro forma financial information shows the results of consolidated operations of the Company for the year ended December 31, 1997, as though the GRD Acquisition occurred as of January 1, 1997. These results include, but are not limited to, an increase in interest expense as a result of the debt borrowed to finance the GRD Acquisition.

Net sales                                       $103,780
Operating income                                  16,366
Income before extraordinary item                   5,053
Net income                                         4,655

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of consolidated operations had the GRD Acquisition taken place on January 1, 1997, or (ii) future results of consolidated operations of the combined businesses.


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

The following summarized the purchase price allocation as of the date of the ibex Acquisition:

Current assets                            $1,041
Property, plant and equipment                150
Intangibles and other assets               1,762
Liabilities assumed                         (965)
                                          ------
Total purchase price                      $1,988
                                          ======

The transaction was financed through a draw on the Company's Senior Credit Facility and the issuance of the note payable to the sellers discounted to $697.

Pro forma financial information is not presented relating to the ibex Acquisition as this entity was not a significant subsidiary of the Company in 1997.

Kilovac Corporation - 20% Purchase

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

The following summarizes the purchase price allocation as of the date of the Kilovac Purchase:

Current assets                             $   47
Property, plant and equipment                 169
Intangibles and other assets                4,555
Liabilities assumed                          (271)
                                           ------
Total purchase price                       $4,500
                                           ======

The transaction was financed through proceeds from the Recapitalization and the issuance of the Notes.

Pro forma financial information is not presented relating to the purchase of the remaining 20% ownership of Kilovac as Kilovac's accounts have been consolidated into the Company's financial statements since October 1995.

3.   Inventories

Components of inventory are as follows :

                                        March 31,    December 31,
                                          1998           1997
                                        ---------    ------------
Finished goods                           $ 3,083        $ 2,882
Work-in-process                            8,555          8,981
Raw materials                             12,317         12,520
Reserve for obsolescence                  (4,905)        (5,006)
                                         -------        -------
Total                                    $19,050        $19,377
                                         =======        =======

4.   Comprehensive Income

                                  Foreign currency        Accumulated other
                                     Translation        Comprehensive Expense
                                  ----------------      ---------------------
                                   1998      1997           1998     1997
                                   ----      ----           ----     ----
Beginning balance, January 1       $(42)     $(38)          $(42)    $(38)
Current period income (expense)       3        (1)             3       (1)
                                   ----      ----           ----     ----
Ending balance, March 31           $(39)     $(39)          $(39)    $(39)
                                   ====      ====           ====     ====

5.   Long Term Debt

The Company's long-term debt consists of the Notes and revolving loans of up to $25.0 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac and Kilovac International, have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. Communications Instruments, Inc., its wholly owned subsidiaries, including Kilovac and Kilovac International, and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 1998. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part, at any time on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of the redemption. In addition, at any time prior to September 15, 2000, the Company may at its option, redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of an Equity Offering (as defined in the Indenture), provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption.

The Senior Credit Facility is a line of credit which may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The "Reference Rate" means the rate of interest announced by the lender as "Reference Rate." At March 31, 1998, LIBOR borrowing rates ranged from 7.88% to 8.0%. At March 31, 1998, the base rate borrowing rate was 9.75%. The weighted average borrowing rate, calculated based on borrowings outstanding at March 31, 1998 under base rate and LIBOR loans, was 7.93%.

The terms of the Senior Credit Facility and the Indenture place restrictions on the Company including, but not limited to the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of March 31, 1998, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility at March 31, 1998 and December 31, 1997 were $850, respectively.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Leverage Ratio of the Company.

As of March 31, 1998, the Company had available unused borrowing capacity of $17.0 million under the Senior Credit Facility.

6.   Contingencies

From time to time the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of the lawsuits and proceedings cannot be predicted with certainty, management believes that the lawsuits and proceedings, either singularly or in the aggregate, will not have a material adverse effect on the financial condition, or results of operations or cash flows of the Company.

7.   Subsequent Event

On May 7, 1998, the Company purchased certain assets and assumed certain liabilities of Wilmar Electronics Inc. ("Wilmar") for $2.1 million (the "Wilmar Acquisition"). The Wilmar operation will be consolidated into the Company's Kilovac subsidiary in 1998.

8.   New Accounting Pronouncements

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

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this quarterly report as well as in the Registrant's Annual Report for the year ended December 31, 1997 on Form 10-K

Overview

In December 1997, the Company purchased certain assets and assumed certain liabilities of Genicom Relays Division ("GRD") of Genicom Corporation for $4.7 million (the "GRD Acquisition"). The Company financed the GRD Acquisition with funds borrowed on the Senior Credit Facility.

In October 1997, the Company purchased 100% ownership in ibex Aerospace Inc. ("ibex") for $2.0 million, excluding expenses (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation will be consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder of the purchase price was paid by the Company through the issuance of a non-interest bearing note in the amount of $850,000 to the sellers, which note is payable on October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on the Senior Credit Facility.

In July 1996, the Company acquired certain assets and assumed certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International Inc. for $12.0 million, excluding acquisition costs (the "Hartman Acquisition"). The Company financed the Hartman Acquisition with secured bank debt, which was refinanced in conjunction with the consummation of the Transactions.

In October 1995, the Company acquired an 80% interest in Kilovac for an aggregate purchase price of $14.4 million, excluding acquisition costs, which was financed with secured bank debt, subordinated debt of Parent and the issuance by Parent of preferred stock. In September 1997 the Company acquired the remaining 20% interest in Kilovac, refinanced such indebtedness and Parent redeemed such preferred stock in conjunction with the Transactions.

The Company has improved gross margins in recent years primarily due to economies of scale at existing facilities as a result of the acquisition of product lines which have been incorporated into the Company's existing manufacturing facilities, internal growth, improved pricing, greater use of low labor cost production facilities in Mexico and China, and improved production efficiencies due to improved manufacturing processes at certain of the Company's plants. Due to the Company's historical growth through acquisitions, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

The following table sets forth information derived from the condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated. There can be no assurance that the trends in operating results will continue in the future.

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                      1998             1997
                                                      ----             ----
Net sales                                             100.0%           100.0%
Cost of sales                                          68.8%            67.1%
Gross profit                                           31.2%            32.9%
Selling expenses                                        6.6%             6.7%
General and administrative expenses                     7.1%             8.1%
Research and development expenses                       0.9%             0.9%
Amortization of goodwill and other intangibles          0.7%             0.7%
Operating income                                       15.9%            16.6%

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net sales of the Company for the quarter ended March 31, 1998 increased $3.7 million, or 16.7%, to $26.2 million from $22.4 million for the corresponding period in 1997. This increase is due primarily to the effect of acquisitions and growth in end use markets partially offset by the planned cessation of a product line acquired with the Hartman Acquisition.

Gross profit of the Company for the quarter ended March 31, 1998 increased $776,000, or 10.5%, to $8.2 million from $7.4 million for the corresponding period in 1997. Gross profit as a percentage of net sales decreased to 31.2% from 32.9% for the same period in 1997. The decrease in gross profit as a percentage of net sales was due primarily to (i) the cost of assimilating the GRD Acquisition and the ibex Acquisition into the existing operations and (ii) the reclassification of manufacturing related expenses from general and administrative expenses into cost of sales partially offset by improved productivity.

Selling expense of the Company for the quarter ended March 31, 1998 increased $220,000, or 14.7%, to $1.7 million from $1.5 million for the corresponding period in 1997. Selling expenses as a percentage of net sales decreased to 6.6% from 6.7% in the same period in 1997.

General and administrative expenses of the Company for the quarter ended March 31, 1998 increased $46,000, or 2.5% to $1.9 million from $1.8 million for the corresponding period in 1997. General and administrative expenses as a percentage of net sales decreased to 7.1% from 8.1% for the same period in 1997. The decrease in general and administrative expenses as a percentage of net sales was due primarily to (i) increased revenues with minimal increases in fixed costs and (ii) the reclassification of manufacturing related expenses to cost of sales.

Research and development expenses of the Company for the quarter ended
March 31, 1998 increased $35,000, or 17.3%, to $237,000 from $202,000 for the corresponding period in 1997. The increase is primarily due to the implementation of new projects.

Amortization of goodwill and other intangibles for the quarter ended March 31, 1998 increased $28,000, or 18.3%, to $181,000 from $153,000 for the corresponding period in 1997. This increase is due primarily to the amortization of goodwill due to the Kilovac Purchase and the ibex Acquisition in the third and fourth quarters of 1997, respectively.

Interest expense for the Company for the quarter ended March 31, 1998 increased $1.7 million, or 178.5%, to $2.6 million from $944,000 for the corresponding period in 1997. This increase is due primarily to increased debt levels associated with the issuance of $95.0 million of Notes.

LIQUIDITY AND CAPITAL RESOURCES

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control.

Cash Used in/Provided by Operating Activities
---------------------------------------------

For the three months ended March 31, 1998, cash used in operating activities was $1.7 million, compared to cash provided of $1.4 million for the same period in 1997. This decrease was due primarily to (i) the semi-annual interest payment on the Notes of $4.7 million and (ii) the increase in accounts receivable due to higher revenue partially offset by increased accounts payable. The average days' sales outstanding for accounts receivable was approximately 50 trade days at December 31, 1997 and March 31, 1998. The Company's inventories decreased from $19.4 million at December 31, 1997 to $19.1 million at March 31, 1998. This decrease in inventory was caused by continued efforts to improve inventory planning techniques and reduce cycle times. Inventory turns for the quarter ended March 31, 1998 averaged 3.3 compared to a 3.4 average for the year ended December 31, 1997. The Company's accounts payable increased from $4.8 million at December 31, 1997 to $5.5 million at March 31, 1998. This increase was due primarily to less spending at year end due to holidays and planned shutdown reducing year end purchases.

Cash Used in Investing Activities
---------------------------------

Capital expenditures were $504,000 in the three months ended March 31, 1998 and $444,000 for the corresponding period in 1997. The Company also had a further investment in the CII Guardian Joint Venture of $95,000 in the three months ended March 31, 1998.

CAsh Provided By/Used in Financing Activities
---------------------------------------------

Cash provided by financing activities was $2.2 million for the three months ended March 31, 1998 compared to cash used in financing activities of $906,000 for the same period in 1997.

Adjusted EBITDA
---------------

Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, and before any gain (loss) on disposal of assets, adjusted for extraordinary, unusual and nonrecurring items, and the non-cash write-ups and non-cash charges resulting from the write-up of inventory and fixed assets arising from acquisitions accounted for pursuant to Accounting Principles Board Opinion Nos. 16 and 17. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA the same.

Adjusted EBITDA increased to $5.4 million for the quarter ended March 31, 1998 from $4.7 million for the corresponding period in 1997.

Inflation
---------

The Company does not believe inflation has had any material effect on the Company's business over the past three years.


Disclosure Regarding Forward-looking Statements
-----------------------------------------------

Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially from past results and from those expressed or implied in this document, include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations from sellers), changes in business strategy or development plans, dependence on independent sales representatives and distributors, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers and a variety of other factors.

Year 2000 Compliance
--------------------

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information.

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are Year 2000 compliant. Internal and external resources are being used to make the required modifications to the remaining hardware and software. These modifications are expected to be completed and tested by December 31, 1998.

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

The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


ITEM 3:
Quantitative and Qualitative Disclosures about Market Risk

On May 15, 1998, the Registrant had a market capitalization of $2.5 billion or less and accordingly, such disclosures are not required in this Form 10-Q. Such disclosures will be included in filings that include financial statements for fiscal years ended after June 15, 1998.

Part II - Other Information

Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities - None
Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable
Item 5.   Other Information - None
Item 6.   Exhibits and Reports on Form 8-K

          a. Form 8-K filed on February 18, 1998 reporting the acquisition of the Genicom Relays Division of Genicom Corporation. No financial statements were filed with this form.

          b. Form 8-KA filed on March 17, 1998 reporting the Pro Forma statements of the Genicom Relays Division of Genicom Corporation and the audited financial statements of the Genicom Relays Division for the year ended December 29, 1996.





                                  SIGNATURES


                                                Communications Instruments, Inc.
                                                --------------------------------


               ----------------------           --------------------------------
               Date                                     Ramzi A. Dabbagh
                                                     Chairman of the Board

               ----------------------           --------------------------------
               Date                                      David Henning
                                                    Chief Financial Officer