Form 10-Q
period 1998-06-30
COMMUNICATIONS INSTRUMENTS INC
filed 1998-08-14
CIK 1053916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Part I
Item 1. Financial Statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                     June 30,      December 31,
                                                                       1998            1997
                                                                    -----------    ------------
                                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                         $       751    $        298
  Accounts receivable (less allowance for doubtful accounts:
    June 30, 1998 - $630, 1997 - $796)                                   20,219          11,602
  Inventories                                                            26,061          19,377
  Deferred income taxes                                                   2,984           2,130
  Other current assets                                                    2,009           1,334
                                                                    -----------    ------------
      Total current assets                                               52,024          34,741

Property, plant and equipment, at cost                                   36,179          27,539
Less accumulated depreciation                                           (12,687)        (10,715)
                                                                    -----------    ------------
  Property, plant and equipment, net                                     23,492          16,824

Other assets:
  Goodwill (net of accumulated amortization: June 30, 1998 - $1,212
    1997 - $874)                                                         33,708          16,010
  Environmental receivable and restricted cash                            1,574           1,605
  Investment in joint venture                                               190             108
  Intangible and other assets                                            19,661           6,995
                                                                    -----------    ------------
      Total other assets                                                 55,133          24,718
                                                                    -----------    ------------

Total                                                               $   130,649    $     76,283
                                                                    ===========    ============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
  Accounts payable                                                  $     8,653    $      4,753
  Accrued interest                                                        2,879           2,820
  Other accrued liabilities                                               8,553           5,617
  Current portion of long-term debt                                       4,125              56
  Amounts payable to prior stockholders of subsidiary                       114             227
                                                                    -----------    ------------
      Total current liabilities                                          24,324          13,473

Long term debt                                                          138,203         101,566
Deferred income taxes                                                     1,515           1,862
Amounts payable to prior stockholders of subsidiary                         467             467
Other noncurrent liabilities                                              2,896           2,509
                                                                    -----------    ------------

      Total liabilities                                                 167,405         119,877
                                                                    -----------    ------------
Commitments and contingencies                                                 -               -

Stockholder's deficiency
  Common stock, $.01 par value, 1,000 shares authorized,
    issued and outstanding                                                    -               -
  Additional paid in capital                                             17,317          12,317
  Accumulated deficit                                                   (54,032)        (55,827)
  Accumulated other comprehensive expense                                   (41)            (42)
  Accounts receivable due from parent                                         0             (42)
                                                                    -----------    ------------
      Total stockholder's deficiency                                    (36,756)        (43,594)
                                                                    -----------    ------------

Total                                                               $   130,649    $     76,283
                                                                    ===========    ============

See notes to condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

                                                             Three months ended         Six months ended
                                                            ---------------------     ---------------------
                                                            June 30,     June 30,     June 30,     June 30,
                                                             1998         1997         1998         1997
                                                            --------     --------     --------     --------
Net sales                                                   $27,484      $23,652      $53,652      $46,079
Cost of sales                                                18,209       15,546       36,217       30,589
                                                            -------      -------      -------      -------
    Gross profit                                              9,275        8,106       17,435       15,490

Operating expenses:

  Selling expenses                                            1,853        1,554        3,571        3,052
  General and administrative expenses                         1,936        2,286        3,791        4,095
  Research and development expenses                             362          296          599          498
  Amortization of goodwill and other intangibles                238          158          419          311
                                                            -------      -------      -------      -------
    Total operating expenses                                  4,389        4,294        8,380        7,956
                                                            -------      -------      -------      -------

Operating income                                              4,886        3,812        9,055        7,534

Interest expense, net                                        (2,827)        (882)      (5,456)      (1,826)
Other income, net                                                 2           (6)           3            1
Cancellation fees                                                 -            -            -            -
                                                            -------      -------      -------      -------

Income before income taxes and minority
 interest in subsidiary and extraordinary item                2,061        2,924        3,602        5,709

Provision for income taxes                                      832        1,161        1,457        2,275
                                                            -------      -------      -------      -------

Income after income taxes before minority
 interest in subsidiary and extraordinary item                1,229        1,763        2,145        3,434

Loss applicable to minority interest in subsidiary                -          (26)           -          (55)
                                                            -------      -------      -------      -------

Income before extraordinary item                              1,229        1,737        2,145        3,379

Extraordinary item - early extinguishment of debt
 (less income tax benefits of $234)                             351            -          351            -
                                                            -------      -------      -------      -------

Net income                                                      878        1,737        1,794        3,379

Other comprehensive income (expense):

Foreign currency translation adjustment                          (2)           -            1           (1)
                                                            -------      -------      -------      -------
Other comprehensive income (loss)                                 -            -            -            -
                                                            -------      -------      -------      -------
Comprehensive income                                        $   876      $ 1,737      $ 1,795      $ 3,379
                                                            =======      =======      =======      =======


See notes to condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                            Six months ended
                                                                June 30,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                1,794        3,379

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              2,738        2,062
  Deferred income taxes                                       (325)        (360)
  Write-off of old financing fees                              585          -
  Equity loss (gain) in CIIG investment                         (6)          33
  Minority interest                                            -             55
Changes in operating assets and liabilities, net of
  effects of acquisitions:
  (Increase) decrease in accounts receivable                (3,954)      (1,993)
  (Increase) decrease in inventories                          (745)       1,351
  (Increase) decrease in other current assets                   46          (81)
  Increase (decrease) in accounts payable                    2,379          107
  Increase (decrease) in accrued liabilities                 1,175         (568)
  Increase (decrease) in accrued interest                       59          (23)
  Changes in other assets and liabilities                       (6)         124
                                                          --------     --------
    Net cash provided by operating activities                3,740        4,086

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                                  (95)         -
  Acquisition of business, net of cash received            (46,827)         -
  Purchases of property, plant and equipment                (1,240)        (938)
                                                          --------     --------
    Net cash used in investing activities                  (48,162)        (938)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                       47,937          417
  Repayments under long-term debt agreement                 (7,400)      (2,250)
  Payment of loan financing fees                              (754)         -
  Proceeds from loan                                           100          -
  Payment of capital lease obligations                         (38)         -
  Advances (to) from parent                                    105       (1,306)
  Currency translation                                           1           (1)
  Repayments of amounts owed to prior stockholders of
    subsidiary                                                (113)         -
  Additional paid in capital                                 5,000          -
  Other                                                         37          -
                                                          --------     --------
    Net cash provided by (used in) financing activities     44,875       (3,140)

NET INCREASE IN CASH AND CASH EQUIVALENTS                      453            8

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 298          116
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    751     $    124
                                                          ========     ========

           See notes to condensed consolidated financial statements

Communications Instruments, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Communications Instruments, Inc. and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Kilovac Corporation ("Kilovac"), which became a wholly owned subsidiary on September 18, 1997, Electro-Mech Corporation ("Electro-Mech"), and Corcom, Inc. ("Corcom"), which became a wholly owned subsidiary on June 19, 1998, operate facilities in Carpenteria, California (Kilovac), Juarez, Mexico (Electro-Mech and Corcom), Libertyville, IL (Corcom) and Munich, Germany (Corcom).

Financial information related to foreign operations are translated into US dollars based on exchange rates as obtained from a local U.S. bank. Assets and liabilities are translated based on rates in effect on the balance sheet date. Income statement amounts are translated using average exchange rates in effect during the period. The resulting currency translation adjustments are accumulated and reported as comprehensive income.

The interim financial data as of and for the six months ended June 30, 1998 and June 30, 1997 and the quarters ended June 30, 1998 and June 30, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1997 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements.

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

2.  Transactions

Recapitalization

On September 18, 1997, the Company entered into a series of recapitalization transactions, (collectively the "Transactions"). The Transactions are described below.

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

The Company borrowed approximately $2.7 million pursuant to a senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million that was subsequently retired in connection with the acquisition of Corcom on June 19, 1998 (the "Old Senior Credit Facility").

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

Acquisitions

Corcom, Inc.

On June 19, 1998, the Company acquired all of the outstanding capital stock of Corcom, Inc., an Illinois corporation ("Corcom") pursuant to the merger of RF Acquisition Corp., a newly formed wholly-owned subsidiary of the Company, with and into Corcom (the "Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998, additional paid-in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt and fund the related merger costs. Corcom is an electromagnetic interference filter manufacter located in Libertyville, Illinois.

The Corcom Merger was accounted for as a purchase. The purchase price was allocated to the assets of Corcom based on their relative fair values as follows (In thousands):

Current assets                               $12,173
Property, plant and equipment                  7,320
Intangible and other assets                   28,916
Liabilities assumed                           (3,359)
                                             -------
Total purchase price                         $45,050
                                             =======

Such allocations of purchase price are subject to final determination based on valuations and other studies that may be completed after the closing. Management believes that there will be no material changes to the allocation of the purchase price.

The following unaudited pro forma financial information shows the results of consolidated operations of the Company for the six months ended June 30, 1998 and the year ended December 31, 1997 (including effects of Genicom Relays Division ("GRD") for the year ended December 31, 1997), as though the Corcom Merger occurred as of January 1, 1998 and January 1, 1997, respectively. These results include, but are not limited to, an increase in interest expense as a result of the debt borrowed to finance the Corcom Merger.

                                   Six Months Ended    Twelve Months Ended
                                    June 30, 1998       December 31, 1997
                                   ----------------    ---------------------
                                               (In thousands)

Net sales                                  $68,978                $140,568
Operating Income                             9,371                  19,490
Income before extraordinrary item              868                   4,905
Pro forma net income                           517                   4,507

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of consolidated operations had the Corcom Merger taken place on January 1, 1998 or January 1, 1997, respectively, or (ii) future results of consolidated operations of the combined business.

Wilmar Electronics Inc.

On May 6, 1998, the Company purchased certain assets and assumed certain liabilities of Wilmar Electronics Inc. ("Wilmar") for $2.1 million (the "Wilmar Acquisition"). The Wilmar Acquisition was consolidated into the Company's Kilovac subsidiary in June 1998. The Wilmar Acquisition was financed with a draw on the Company's Old Senior Credit Facility. The transaction was accounted for as a purchase. The purchase price was allocated to the assets of Wilmar based on their relative fair values, and excess cost was allocated to goodwill.

The following summarizes the purchase price allocation as of the date of the Wilmar Acquisition (In thousands):

Current assets                            $  381
Property, plant and equipment                 80
Intangibles and other assets               2,023
Liabilities assumed                         (356)
                                          ------
Total purchase price                      $2,128
                                          ======

Pro forma financial information is not presented relating to the Wilmar Acquisition as this entity is not a significant subsidiary of the Company.

Genicom Relays Division

On December 1, 1997, the Company acquired certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). The GRD Acquisition was financed by a draw on the Company's Old Senior Credit Facility. The transaction was accounted for as a purchase. The purchase price was allocated to the assets of GRD based on their relative fair values, as follows (In thousands):

Current assets                            $3,757
Property, plant and equipment              1,850
Intangibles and other assets                  24
Liabilities assumed                         (948)
                                          ------
Total purchase price                      $4,683
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

                                     (In thousands)
Net sales                               $103,780
Operating income                          16,366
Income before extraordinary item           5,053
Pro forma net income                       4,655

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of consolidated operations had the GRD Acquisition taken place on January 1, 1997, or (ii) future results of consolidated operations of the combined businesses.

ibex Aerospace Inc.

On October 31, 1997, the Company acquired certain assets and assumed certain liabilities of ibex Aerospace Inc. (the "ibex Acquisition"). The purchase price for the acquisition was approximately $2.0 million, of which approximately $1.3 million was paid at closing. The Company issued a noninterest bearing note payable to the sellers in the amount of $850,000

(discounted to $697,000) for the remainder of the purchase price. This note is payable on October 31, 1999. The transaction was accounted for as a purchase. The purchase price was allocated to the assets of ibex Aerospace Inc. based on their relative fair values, and excess cost was allocated to goodwill.

The following summarized the purchase price allocation as of the date of the ibex Acquisition (In thousands):

Current assets                            $1,041
Property, plant and equipment                150
Intangibles and other assets               1,762
Liabilities assumed                         (965)
                                          ------
Total purchase price                      $1,988
                                          ======

The transaction was financed through a draw on the Company's Old Senior Credit Facility and the issuance of the note payable to the sellers discounted to $697,000.

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

The following summarizes the purchase price allocation as of the date of the Kilovac Purchase (In thousands):

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

3. Inventories

Components of inventory are as follows (In thousands):

                                        March 31,              December 31,
                                          1998                     1997
                                        ---------              ------------
Finished goods                           $ 6,220                 $ 2,882
Work-in-process                            9,988                   8,981
Raw materials                             16,335                  12,520
Reserve for obsolescence                  (6,482)                 (5,006)
                                         -------                 -------
Total                                    $26,061                 $19,377
                                         =======                 =======

4.  Comprehensive Income (Expense) (In thousands):

                                                           Accumulated
                                         Foreign              other
                                         currency         Comprehensive
                                       Translation           Expense
                                      --------------      --------------
                                     1998      1997      1998      1997
                                     ----      ----      ----      ----
Beginning balance, January 1         $(42)     $(38)     $(42)     $(38)
Period income (expense)                 3        (1)        3        (1)
                                     ----      ----       ---       ---
Ending balance, March 31              (39)      (39)      (39)      (39)
Period income (expense)                (2)        -        (2)        -
                                     ----      ----       ---       ---
Ending balance, June 30              $(41)     $(39)     $(41)     $(39)
                                     ====      ====      ====      ====

5.  Long-Term Debt

On June 19, 1998, the Company retired the Old Senior Credit Facility and borrowed approximately $48.1 million pursuant to a senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million and term loans of $35.0 million (the "Senior Credit Facility").

The Company's long-term debt at June 30, 1998 consists primarily of the $95.0 million Notes and revolving loans of $11.3 million and term loans of $35.0 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac and Kilovac International, Inc., have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. Communications Instruments, Inc., its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc. and Corcom, Inc. and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis.

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

The Senior Credit Facility provides for a maximum credit facility of $60.0 million limited by an outstanding indebtedness under the $35.0 million term loan agreement or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The "Reference Rate" means the rate of interest announced by the lender as "Reference Rate." At June 30, 1998, LIBOR borrowing rates ranged from 8.125% to 8.25%. At June 30, 1998, the base rate borrowing rate was 10.00%. The weighted average borrowing rate, calculated based on borrowings outstanding at June 30, 1998 under base rate and LIBOR loans was 8.23%.

The terms of the Senior Credit Facility and the Indenture place restrictions on the Company including, but not limited to the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, fixed charge coverage ratios and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of June 30, 1998, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility at June 30, 1998 were $950,000 and at December 31, 1997 were $850,000.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of June 30, 1998, the Company had available unused borrowing capacity of $13.7 million under the Senior Credit Facility.

On June 19, 1998, the Company extinguished all outstanding debt which was $5.8 million at December 31, 1997, under the Old Senior Credit Facility (see Note 2). The extraordinary loss recorded in the three and six months ended June 30, 1998 relates to the write-off of the debt issuance costs related to the Old
Senior Credit Facility.

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

7.  Subsequent Event

On July 27, 1998, the company purchased certain assets of Cornell Dubilier's electronics relay division for approximately $890,000 subject to a purchase price adjustment. The purchase was financed by a draw on the Senior Credit Facility. The operations will be consolidated into the Company's Midtex Division 1998.


Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this quarterly report as well as in the Registrant's Annual Report for the year ended December 31, 1997 on Form 10-K.

Overview

In June 1998, the Company acquired all of the outstanding capital stock of Corcom, Inc., an Illinois corporation ("Corcom") pursuant to the merger of RF Acquisition Corp., a newly formed wholly-owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the acquisition and Merger, repay $7.4 million of debt and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

In May 1998, the Company purchased certain assets and assumed certain liabilities of Wilmar Electronics Inc. ("Wilmar") for $2.1 million (the "Wilmar Acquisition"). The Wilmar Acquisition was consolidated into the Kilovac subsidiary in June 1998. The Company financed the Wilmar Acquisition with funds borrowed on the Old Senior Credit Facility.

In December 1997, the Company purchased certain assets and assumed certain liabilities of Genicom Relays Division ("GRD") of Genicom Corporation for $4.7 million (the "GRD Acquisition"). The Company financed the GRD Acquisition with funds borrowed on the Old Senior Credit Facility.

In October 1997, the Company purchased 100% ownership in ibex Aerospace Inc. ("ibex") for $2.0 million, excluding expenses (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation was consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder of the purchase price was paid by the Company through the issuance of a non-interest bearing note in the amount of $850,000 to the sellers, which note is payable on

October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on the Old Senior Credit Facility.

In October 1995, the Company acquired an 80% interest in Kilovac for an aggregate purchase price of $14.4 million, excluding acquisition costs, which was financed with secured bank debt, subordinated debt of Parent and the issuance by Parent of preferred stock. In September 1997 the Company acquired the remaining 20% interest in Kilovac (the "Kilovac Purchase"), refinanced such indebtedness and Parent redeemed such preferred stock in conjunction with the Transactions.

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

                                                   Three Months Ended      Six Months Ended
                                                        June 30                June 30
                                                   ------------------      ----------------
                                                    1998        1997        1998      1997
                                                   ------      ------      ------    ------
Net sales                                          100.0%      100.0%      100.0%    100.0%
Cost of sales                                       66.3%       65.7%       67.5%     66.4%
Gross profit                                        33.7%       34.3%       32.5%     33.6%
Selling expenses                                     6.7%        6.6%        6.7%      6.6%
General and administrative expenses                  7.0%        9.7%        7.1%      8.9%
Research and development expenses                    1.3%        1.3%        1.1%      1.1%
Amortization of goodwill and other intangibles       0.9%        0.7%        0.8%      0.7%
Operating income                                    17.8%       16.1%       16.9%     16.4%

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net sales of the Company for the six months ended June 30, 1998, increased $7.6 million, or 16.4%, to $53.7 million from $46.1 million for the corresponding period in 1997. This increase is due primarily to the effect of acquisitions partially offset by the planned cessation of a product line acquired with the Hartman Acquisition.

Gross profit of the Company for the six months ended June 30, 1998 increased $1.9 million, or 12.6%, to $17.4 million from $15.5 million for the corresponding period in 1997. Gross profit as a percentage of net sales decreased to 32.5% from 33.6% for the same period in 1997. The decrease in gross profit as a percentage of net sales was due primarily to assimilating the GRD Acquisition, the ibex Acquisition and the Wilmar Acquisition into the existing operations.

Selling expenses for the Company for the six months ended June 30, 1998 increased $519,000, or 17.0% to $3.6 million from $3.1 million for the corresponding period in 1997. Selling expenses as a percentage of net sales increased to 6.7% from 6.6% in the same period in 1997.

General and administrative expenses of the Company for the six months ended June 30, 1998 decreased $304,000, or 7.4%, to $3.8 million from $4.1 million for the corresponding period in 1997. General and administrative expenses as a percentage of net sales decreased to 7.1% from 8.9% for the same period in 1997. This decrease was caused by (i) additional revenue associated with acquisition with low additional fixed costs, and (ii) a bad debt expense ($507,000) recorded in 1997. The bad debt expense related primarily to the collectibility of accounts receivable from a single customer in relation to a dispute over product specification.

Research and development expenses of the Company for the six months ended June 30, 1998 increased $101,000, or 20.3%, to $599,000 from $498,000 for the corresponding period in 1997. This increase is due primarily to costs incurred in the implementation of new projects.

Amortization of goodwill and other intangibles for the six months ended June 30, 1998 increased $108,000, or 34.7%, to $419,000 from $311,000 for the corresponding period in 1997. The increase is due primarily to (i) the amortization of goodwill due to the Kilovac Purchase (third quarter 1997), the ibex Acquisition (fourth quarter 1997), the Wilmar Acquisition (second quarter
1998) and the Corcom Merger (second quarter 1998), and (ii) additional amortization of other intangible assets acquired in the Corcom Merger.

Interest expense for the six months ended June 30, 1998 increased $3.6 million, or 198.8%, to $5.5 million from $1.8 million for the corresponding period in 1997. This increase was due primarily to the increased debt levels associated with the issuance of $95.0 million of Notes in September 1997.

Extraordinary item for the six months ended June 30, 1998 reflects the write-off of $585,000 of unamortized deferred financing costs associated with the Old Senior Credit Facility net of taxes of $234,000.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales of the Company for the quarter ended June 30, 1998 increased $3.8 million, or 16.2%, to $27.5 million from $23.7 million for the corresponding period in 1997. This increase is due primarily to the effect of acquisitions partially offset by the planned cessation of a product line acquired with the Hartman Acquisition.

Gross profit of the Company for the quarter ended June 30, 1998 increased $1.2 million, or 14.4%, to $9.3 million from $8.1 million for the corresponding period in 1997. Gross profit as a percentage of net sales decreased to 33.7% from 34.3% for the same period in 1997. The decrease in gross profit as a percentage of net sales is due primarily to assimilating the GRD Acquisition, the ibex Acquisition and the Wilmar Acquisition into the existing operations of the Company partially offset by increased productivity.

Selling expenses of the Company for the quarter ended June 30, 1998 increased $299,000, or 19.2%, to $1.9 million from $1.6 million for the corresponding period in 1997. Selling expenses as a percentage of net sales increased to 6.7% from 6.6% in the same period in 1997.

General and administrative expenses of the Company for the quarter ended June 30, 1998, decreased $350,000, or 15.3%, to $1.9 million from $2.3 million for the corresponding period in 1997. General and administrative expenses as a percentage of net sales decreased to 7.0% from 9.7% for the same period in 1997. This decrease was caused by (i) additional revenue associated with acquisition with low additional fixed costs, and (ii) a bad debt expense ($507,000) recorded in 1997. The bad debt expense related primarily to the collectibility of accounts receivable from a single customer in relation to a dispute over product specification.

Research and development expenses of the Company for the quarter ended June 30, 1998 increased $66,000, or 22.3%, to $362,000 from $296,000 for the corresponding period in 1997. The increase in costs is due primarily to new projects.

Amortization of goodwill and other intangibles for the quarter ended June 30, 1998 increased $80,000, or 50.6%, to $238,000 from $158,000 for the corresponding period in 1997. The increase is due primarily to (i) the amortization of goodwill due to the Kilovac Purchase (third quarter 1997), the ibex Acquisition (fourth quarter 1997), the Wilmar Acquisition (second quarter
1998) and the Corcom Merger (second quarter 1998), and (ii) additional amortization of other intangible assets acquired in the Corcom Merger.

Interest expense for the Company for the quarter ended June 30, 1998 increased $1.9 million, or 220.5%, to $2.8 million from $882,000 for the corresponding period in 1997. This increase is due primarily to the increased debt levels associated with the issuance of $95.0 million of Notes in September 1997.

Extraordinary item at June 30, 1998 reflects the write-off of $585,000 of unamortized deferred financing costs associated with the Old Senior Credit Facility net of taxes of $234,000.

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

Cash Provided by Operating Activities

For the six months ended June 30, 1998, cash provided by operating activities was $3.7 million, compared to $4.1 million for the same period in 1997. This decrease was due primarily to increases in accounts receivable and inventory, partially offset by improved operating income, an increase in accounts payable and the timing of payments of income taxes. The average days' sales outstanding for accounts receivable was approximately 50 trade days at December 31, 1997 and approximately 52 at June 30, 1998. The average days' sales outstanding increased due to higher percentage of sales in the last month of the quarter and a slowdown in payment from some customers. The Company's inventories increased from $19.4 million at December 31, 1997 to $26.1 million at June 30, 1998. $5.8 of this increase was due to the Corcom Merger and approximately $132,000 was due to the Wilmar Acquisition. Inventory turns averaged 3.4 for the quarter ended June 30, 1998 and for the year ended December 31, 1997. The Company's accounts payable increased from $4.8 million at December 31, 1997 to $8.7 million at June 30, 1998. Of this increase $1.5 million was due to the Corcom Merger, and the remainder was due primarily to higher inventory purchases and less spending at year end due to holidays and planned shutdown reducing year end purchases.

Cash Used in Investing Activities

Capital expenditures were $1.2 million in the six months ended June 30, 1998 and $938,000 for the corresponding period in 1997. Acquisition spending totaled $46.8 million for the six months ended June 30, 1998.

Cash Provided By/Used in Financing Activities

Cash provided by financing activities for the six months ended June 30, 1998 was $44.9 million compared to cash used by financing activities of $3.1 million for the same period in 1997.

Adjusted EBITDA

Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, and before any gain (loss) on disposal of assets, adjusted for extraordinary, unusual and nonrecurring items, and additional charge to cost of sales and general and administrative costs resulting from the fair value adjustments to inventory and fixed assets pursuant to Accounting Principles Board Opinion Nos. 16 and 17. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA the same.

Adjusted EBITDA increased to $11.5 million for the six months ended June 30, 1998 from $10.0 million for the corresponding period in 1997. Adjusted EBITDA increased to $6.1 million for the three months ended June 30, 1998 from $5.3 million for the corresponding period in 1997.

Inflation

The Company does not believe inflation has had any material effect on the Company's business over the past three years.

Disclosure Regarding Forward-Looking Statements

Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially from past results and from those expressed or implied in this document, include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and potential misrepresentations from sellers), changes in business strategy or development plans, dependence on independent sales representatives and distributors, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers and a variety of other factors.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information.

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

In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. If it has been determined that a vendor will not be Year 2000 compliant in a timely manner, the Company will replace them with an alternative vendor. In most cases there are more than one vendor for the Company's purchasing requirements. In the case of no alternative suppliers, the Company will build inventory to maintain production until the situation can be resolved. The Company is verifying that its major customers are Year 2000 compliant. If it is determined that a customer will not be compliant in a timely manner, the Company may request C.O.D. terms. However, in most cases the Company believes that its records will be sufficient to ensure collectibility from their customers.

The total cost to the Company of these Year 2000 Compliance activities has been insignificant and is not anticipated to be material to its future financial position, results of operations or cash flows in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Item 3:
Quantitative and Qualitative Disclosures about Market Risk

On May 15, 1998, the Registrant had a market capitalization of $2.5 billion or less and accordingly, such disclosures are not required in this Form 10-Q. Such disclosures will be included in filings that include financial statements for fiscal years ended after June 15, 1998.

Part II - Other Information

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable
Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K
         a. Form 8-K filed on July 6, 1998 reporting the merger of RF Acquisition Corp., a wholly owned subidiary of the Company, with and into Corcom, Inc. Required audited financial statements were filed with this form and the unaudited proforma financial statements for the year ended December 31, 1997 and six months ended June 30, 1998 will be filed pursuant to a report on Form 8-KA.

                                     SIGNATURES

                                                Communications Instruments, Inc.



              August 14, 1998                      /s/ Ramzi A. Dabbagh
              ----------------------            -------------------------------
              Date                                     Ramzi A. Dabbagh
                                                     Chairman of the Board



              August 14, 1998                         /s/ David Henning
              ----------------------            -------------------------------
              Date                                        David Henning
                                                    Chief Financial Officer