Form 10-Q
period 1998-09-30
COMMUNICATIONS INSTRUMENTS INC
filed 1998-11-16
CIK 1053916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
              TRANSITION PERIOD FROM ____________ TO ____________


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

                                (828) 628-1711
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

PART I
ITEM 1:  Financial Statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                                     September 30,  December 31,
                                                                         1998           1997
                                                                     ------------   ------------
                                                                     (Unaudited)         (1)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $       390    $       298
   Accounts receivable (less allowance for doubtful accounts:
     September 30, 1998 - $680, 1997 - $796)                              18,814         11,602
   Inventories                                                            26,540         19,377
   Deferred income taxes                                                   2,645          2,130
   Other current assets                                                    1,859          1,334
                                                                     ------------   ------------
          Total current assets                                            50,248         34,741
                                                                     ------------   ------------
  PROPERTY, PLANT AND EQUIPMENT, NET                                      22,917         16,824

OTHER ASSETS:
   Goodwill (net of accumulated amortization: September 30, 1998 -
          $1,528, 1997 - $874)                                            40,317         16,010
   Environmental assets                                                    1,566          1,605
   Intangible assets, net                                                 19,184          6,969
   Other noncurrent assets                                                   226            134
                                                                     ------------   ------------
          Total other assets                                              61,293         24,718
                                                                     ------------   ------------
TOTAL ASSETS                                                         $   134,458    $    76,283
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                   $     7,371    $     4,753
  Accrued interest                                                           383          2,820
  Other accrued liabilities                                                8,864          5,844
  Current portion of long-term debt                                        4,494             56
                                                                     ------------   ------------
          Total current liabilities                                       21,112         13,473

LONG-TERM DEBT                                                           139,289        101,566
DEFERRED INCOME TAXES                                                      7,113          1,862
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                    2,353          2,364
OTHER NONCURRENT LIABILITIES                                                 842            612
                                                                     ------------   ------------
          Total liabilities                                              170,709        119,877
                                                                     ------------   ------------
CONTINGENCIES                                                                  -              -

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding                                                    -              -
  Additional paid in capital                                              17,317         12,317
  Accumulated deficit                                                    (53,578)       (55,827)
  Accumulated other comprehensive income (expense)                            10            (42)
  Accounts receivable due from Parent                                          -            (42)
                                                                     ------------   ------------
          Total stockholders' deficiency                                 (36,251)       (43,594)
                                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $   134,458    $    76,283
                                                                     ============   ============

(1) Derived from December 31, 1997 audited consolidated financial statements

See notes to condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

                                                                Three months ended                  Nine months ended
                                                           ----------------------------        ---------------------------
                                                           September 30,   September 30,       September 30,  September 30,
                                                               1998            1997                1998           1997
                                                           ------------    ------------        ------------   ------------
Net sales                                                    $34,933         $21,375             $88,585        $67,454
Cost of sales                                                 23,920          14,115              60,137         44,704
                                                             -------         -------             -------        -------
   Gross profit                                               11,013           7,260              28,448         22,750

Operating expenses:

Selling expenses                                               2,639           1,454               6,210          4,506
General and administrative expenses                            2,824           1,655               6,615          5,750
Research and development expenses                                391             380                 990            878
Amortization of goodwill and other intangibles                   677             152               1,096            463
                                                             -------         -------             -------        -------
Total operating expenses                                       6,531           3,641              14,911         11,597
                                                             -------         -------             -------        -------

Operating income                                               4,482           3,619              13,537         11,153


Interest expense and other financing costs, net               (3,522)         (2,033)             (8,978)        (3,859)
Cancellation fees                                                  -            (800)                  -           (800)
Other expense, net                                              (145)            (50)               (142)           (49)
                                                             -------         -------             -------        -------

Income before income taxes and minority
   interest in subsidiary and extraordinary item                 815             736               4,417          6,445

Provision for income taxes                                       360             295               1,817          2,570
                                                             -------         -------             -------        -------

Income after income taxes before minority
   interest in subsidiary and extraordinary item                 455             441               2,600          3,875

Income applicable to minority interest in subsidiary               -               -                   -             55
                                                             -------         -------             -------        -------

Income before extraordinary item                                 455             441               2,600          3,820

Extraordinary item (less income tax benefit
   of $234 in 1998 and $266 in 1997)                               -             398                 351            398
                                                             -------         -------             -------        -------

Net income                                                       455              43               2,249          3,422

Other comprehensive income:

Foreign currency translation adjustment                           51               1                  52              -
                                                             -------         -------             -------        -------

Comprehensive income                                         $   506         $    44             $ 2,301        $ 3,422
                                                             =======         =======             =======        =======


See notes to condensed consolidated financial statements


COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
                                                                          Nine months ended
                                                                            September 30,
                                                                       -----------------------
                                                                          1998         1997
                                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             2,249           3,422

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          4,907           3,130
   Write-off of financing fees                                              585             664
   Deferred income taxes                                                   (927)           (589)
   Equity loss in investment                                                 16              81
   Minority interest                                                         -               55
   Loss on disposal of assets                                                76              -
Changes in operating assets and liabilities, net of
   effects of acquisitions:
   Increase in accounts receivable                                       (2,549)         (2,355)
   (Increase) decrease in inventories                                      (718)          1,615
   (Increase) decrease in other current assets                              197            (152)
   Increase (decrease) in accounts payable                                1,095            (290)
   Increase in accrued liabilities                                          987             948
   Increase (decrease) in accrued interest                               (2,437)             76
   Changes in other assets and liabilities                                  (27)         (2,128)
                                                                     ----------      ----------
          Net cash provided by operating activities                       3,454           4,477
                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash received                      (47,675)         (4,500)
   Purchases of property, plant and equipment                            (1,915)         (1,413)
   Investment in joint venture                                              (95)             -
                                                                     ----------      ----------
         Net cash used in investing activities                          (49,685)         (5,913)
                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under term loans                                           35,000              -
   Repayments under term loans                                           (1,000)             -
   Net (repayments) borrowings under former line of credit               (5,800)          1,200
   Net borrowings under new line of credit                               13,800              -
   Principal payments under long-term debt agreements                        -          (30,599)
   Proceeds from issuance of bond payable                                    -           95,000
   Proceeds from loans                                                      100              -
   Dividend to parent                                                        -          (59,531)
   Payment of loan financing fees                                          (821)         (4,688)
   Payment of capital lease obligations                                     (65)            (23)
   Receipts from parent                                                     115             414
   Currency translation                                                      52              -
   Repayments of amounts owed to prior stockholders of subsidiary          (113)             -
   Additonal paid-in capital (from parent)                                5,000              -
   Other                                                                     55              -
                                                                     ----------      ----------
          Net cash provided by financing activities                      46,323           1,773
                                                                     ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    92             337

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              298             116
                                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    390             453
                                                                     ==========      ==========

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

Financial information related to foreign operations is translated into US dollars based on exchange rates as obtained from a local U.S. bank and The Wall Street Journal. Assets and liabilities are translated based on rates in effect on the balance sheet date. Income statement amounts are translated using average exchange rates in effect during the period. The resulting currency translation adjustments are accumulated and reported as comprehensive income.

The interim financial data as of and for the nine months ended September 30, 1998 and September 30, 1997 and the quarters ended September 30, 1998 and September 30, 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1997 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 as well as the other information included in the Company's annual report filed on Form 10-K. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1998 or any other interim period.

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

Acquisitions

Cornell Dubilier

On July 27, 1998, the Company purchased certain assets and assumed certain liabilities of the Cornell Dubilier electronics relay division ("CD") for $848,000 (the "CD Acquisition"). The CD Acquisition was financed with a draw on the Company's Senior Credit Facility. The transaction was accounted for as a purchase. The purchase price was allocated to the assets of CD based on their relative fair values, and excess cost was allocated to goodwill.

The following summarizes the purchase price allocation as of the date of the CD Acquisition (In thousands):

Current assets                          $            505
Property, plant and equipment                         82
Intangibles and other assets                         380
Liabilities assumed                                 (119)
                                             -----------
     Total purchase price               $            848
                                             ===========

Pro forma financial information is not presented relating to the CD Acquisition, as this entity was not a significant subsidiary of the Company.

Corcom, Inc.

On June 19, 1998, the Company acquired all of the outstanding capital stock of Corcom, Inc., an Illinois corporation ("Corcom") pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998, additional paid-in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

The Corcom Merger was accounted for as a purchase. The purchase price was allocated to the assets of Corcom based on their relative fair values, and excess cost was allocated to goodwill, as follows (In thousands):


Current assets                          $     12,541
Property, plant and equipment                  7,374
Intangibles and other assets                  35,552
Liabilities assumed                          (10,417)
                                        -------------
    Total purchase price                $     45,050
                                        =============

Such allocations of purchase price are subject to final determination based on valuations and other studies that may be completed after the closing. Management believes that there will be no material changes to the allocation of the purchase price.

The following unaudited pro forma financial information shows the results of consolidated operations of the Company (including effects of the Kilovac Purchase (as defined), the Transactions and Genicom Relays Division ("GRD") Acquisition for the year ended December 31, 1997) for the nine months ended September 30, 1998 and the year ended December 31, 1997, as though the Corcom Merger occurred as of January 1, 1998 and January 1, 1997, respectively. These results include, but are not limited to, an increase in interest expense as a result of the debt borrowed to finance the Corcom Merger.

                                                   Nine Months Ended       Twelve Months Ended
                                                  September 30, 1998         December 31, 1997
                                                                 (In thousands)
Net sales                                             $104,869                        $140,568
Operating income                                        13,798                          18,862
Income before extraordinary item                         1,494                           1,306
Pro forma net income                                     1,143                             908

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of consolidated operations had the Corcom Merger taken place on January 1, 1998 or had the Kilovac Purchase, the Transactions, the GRD Acquisition and the Corcom Merger taken place on January 1, 1997, respectively, or (ii) future results of consolidated operations of the combined business.

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

The following summarizes the purchase price allocation as of the date of the Wilmar Acquisition (In thousands):

Current assets                          $           381
Property, plant and equipment                        80
Intangibles and other assets                      2,023
Liabilities assumed                                (356)
                                        ----------------
    Total purchase price                $         2,128
                                        ================

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

Current assets                          $         3,757
Property, plant and equipment                     1,850
Intangibles and other assets                         24
Liabilities assumed                                (948)
                                        ----------------
     Total purchase price               $         4,683
                                        ================

ibex Aerospace Inc.

On October 31, 1997, the Company purchased 100% ownership in ibex Aerospace Inc. (the "ibex Acquisition"). The purchase price for the acquisition was approximately $2.0 million, of which approximately $1.3 million was paid at closing through a draw on the Company's Old Senior Credit Facility and the issuance of the note payable to the sellers discounted to $697,000. The Company issued a noninterest bearing note payable to the sellers in the amount of $850,000 (discounted to $697,000) for the remainder of the purchase price. This note is payable on October 31, 1999. The transaction was accounted for as a purchase. The purchase price was allocated to the assets of ibex Aerospace Inc. based on their relative fair values, and excess cost was allocated to goodwill.

The following summarized the purchase price allocation as of the date of the ibex Acquisition (In thousands):


Current assets                          $         1,041
Property, plant and equipment                       150
Intangibles and other assets                      1,762
Liabilities assumed                                (965)
                                        ----------------
     Total purchase price               $         1,988
                                        ================


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

The following summarizes the purchase price allocation as of the date of the Kilovac Purchase (In thousands):

Current assets                          $            47
Property, plant and equipment                       169
Intangibles and other assets                      4,577
Liabilities assumed                                (293)
                                        ----------------
     Total purchase price               $         4,500
                                        ================

The transaction was financed through proceeds from the Recapitalization and the issuance of the Notes.

Pro forma financial information is not presented relating to the purchase of the remaining 20% ownership of Kilovac as Kilovac's accounts have been consolidated into the Company's financial statements since October 1995.

3.   Inventories

Components of inventory are as follows: (In thousands):

                                September 30,       December 31,
                                     1998               1997
                              -----------------   ----------------
Finished goods                $     6,993         $     2,882
Work-in process                     8,874               8,981
Raw materials                      17,335              12,520
Reserve for obsolescence           (6,662)             (5,006)
                              -----------------   ----------------
Total                         $    26,540         $    19,377
                              =================   ================

4.   Comprehensive Income (Expense) (In thousands):

                                                                         Accumulated other
                                     Foreign currency                  Comprehensive Income
                                        Translation                          (Expense)
                              -------------------------------    ---------------------------------
                                      1998             1997                1998            1997
                                      ----             ----                ----            ----
Beginning balance, January 1           (42)             (38)               (42)              (38)
Period income (expense)                  3               (1)                 3                (1)
                              --------------      -----------    ---------------     -------------
Ending balance, March 31               (39)             (39)               (39)              (39)
Period income (expense)                 (2)               -                 (2)                -
                              --------------      -----------    ---------------     -------------
Ending balance, June 30                (41)             (39)               (41)              (39)
Period income                           51                1                 51                 1
                              --------------      -----------    ---------------     -------------
Ending balance, September 30            10              (38)                10               (38)
                              ==============      ===========    ===============     =============

5.   Long-Term Debt

On June 19, 1998, the Company retired the Old Senior Credit Facility and borrowed approximately $48.1 million pursuant to a new senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million and term loans of $35.0 million (the "Senior Credit Facility").

The Company's long-term debt at September 30, 1998 consists primarily of the $95.0 million Notes and revolving loans of $13.8 million and term loans of $34.0 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac and Kilovac International, Inc., have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully collateralized by the assets of such guarantors. Communications Instruments, Inc., its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc. and Corcom, Inc. and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis.

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

The Senior Credit Facility provides for a maximum credit facility of $60.0 million limited by an outstanding indebtedness under the $35.0 million term loan agreement or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The "Reference Rate" means the rate of interest announced by the lender as "Reference Rate." At September 30, 1998, LIBOR borrowing rates ranged from 7.875% to 8.25%. At September 30, 1998, the base rate-borrowing rate was 9.75%. The weighted average borrowing rate, calculated based on borrowings outstanding at September 30, 1998 under base rate and LIBOR loans was 8.00%.

The Senior Credit Facility has a line of credit of $25.0 million due on June 19, 2003, and a Term Loan of $35.0 million due in full by June 19, 2003. The term loan is payable as follows: $2.0 million in fiscal 1998, $4.8 million in fiscal 1999, $6.3 million in fiscal 2000, $7.7 million in fiscal 2001, $9.2 million in fiscal 2002 and $5.0 million in fiscal 2003.

The terms of the Senior Credit Facility and the Indenture place restrictions on the Company including, but not limited to the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, fixed charge coverage ratios and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of September 30, 1998, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility at September 30, 1998 were $950,000 and under the Old Senior Credit Facility at December 31, 1997 were $850,000.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of September 30, 1998, the Company had available unused borrowing capacity of $10.3 million under the Senior Credit Facility.

On June 19, 1998, the Company extinguished all outstanding debt, which was $5.8 million at December 31, 1997, under the Old Senior Credit Facility (see Note 2). The extraordinary loss recorded in the nine months ended September 30, 1998 relates to the write-off of the debt issuance costs related to the Old Senior Credit Facility.

6.   Contingencies

From time to time the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of the lawsuits and proceedings cannot be predicted with certainty, management believes that the lawsuits and proceedings, either singularly or in the aggregate, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

Overview

In July 1998, the Company purchased certain assets and assumed certain liabilities of Cornell Dubilier's electronics relay division ("CD") for $848,000 (the "CD Acquisition"). The CD Acquisition was financed with a draw on the Company's Senior Credit Facility.

In June 1998, the Company acquired all of the outstanding capital stock of Corcom, Inc., an Illinois corporation ("Corcom") pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

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

In October 1995, the Company acquired an 80% interest in Kilovac for an aggregate purchase price of $14.4 million, excluding acquisition costs, which was financed with secured bank debt, subordinated debt of Parent and the issuance by Parent of preferred stock. In September 1997, the Company acquired the remaining 20% interest in Kilovac (the "Kilovac Purchase"), refinanced such indebtedness and Parent redeemed such preferred stock in conjunction with the Transactions.

The Company continues to work on improving gross margins by building economies of scale at existing facilities as a result of the acquisition of product lines which have been incorporated into the Company's existing manufacturing facilities, internal growth, improved pricing, greater use of low labor cost production facilities in Mexico and China, and improved production efficiencies due to improved manufacturing processes at certain of the Company's plants. Due to the Company's historical growth through acquisitions, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

The following table sets forth information derived from the condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated. There can be no assurance that the trends in operating results will continue in the future.

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30               September 30
                                                       ------------------------------------------------------
                                                              1998          1997           1998         1997
                                                              ----          ----           ----         ----
Net sales                                                   100.0%         100.0%        100.0%       100.0%
Cost of sales                                                68.5%          66.0%         67.9%        66.3%
Gross profit                                                 31.5%          34.0%         32.1%        33.7%
Selling expenses                                              7.6%           6.8%          7.0%         6.7%
General and administrative expenses                           8.1%           7.7%          7.5%         8.5%
Research and development expenses                             1.1%           1.8%          1.1%         1.3%
Amortization of goodwill and other intangibles                1.9%           0.7%          1.2%         0.7%
Operating income                                             12.8%          16.9%         15.3%        16.5%


Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Net sales of the Company for the nine months ended September 30, 1998, increased $21.1 million, or 31.3%, to $88.6 million from $67.5 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, net sales of the Company for the nine months ended September 30, 1998, increased $12.0 million, or 17.8%, to $79.4 million from $67.5 million for the corresponding period in 1997. This increase is due primarily to the effect of fourth quarter 1997 and fiscal 1998 acquisitions.

Gross profit of the Company for the nine months ended September 30, 1998, increased $5.7 million, or 25.0%, to $28.4 million from $22.8 million for the corresponding period in 1997. Gross profit as a percentage of net sales decreased to 32.1% from 33.7% for the same period in 1997. Excluding the effect of the Corcom Merger, gross profit of the Company for the nine months ended September 30, 1998, increased $3.1 million, or 13.7%, to $25.9 million from $22.8 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, gross profit as a percentage of net sales decreased to 32.6% from 33.7% for the corresponding period in 1997. The decrease in gross margin as a percentage of sales is due primarily to assimilating the GRD Acquisition, the ibex Acquisition, the Wilmar Acquisition and the CD Acquisition into existing operations.

Selling expenses for the Company for the nine months ended September 30, 1998, increased $1.7 million, or 37.8%, to $6.2 million from $4.5 million for the same corresponding period in 1997. Selling expenses as a percentage of net sales increased to 7.0% from 6.7% in the same period in 1997. Excluding the effect of the Corcom Merger, selling expenses for the Company for the nine months ended September 30, 1998, increased $810,000, or 18.0%, to $5.3 million from $4.5 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, selling expenses as a percentage of net sales were 6.7% for the nine months ended September 30, 1998 and September 30, 1997.

General and administrative expenses for the Company for the nine months ended September 30, 1998, increased $865,000, or 15.0%, to $6.6 million from $5.8 million in 1997. General and administrative expenses as a percentage of net sales decreased to 7.5% from 8.5% for the corresponding period in 1997. Excluding the effect of the Corcom Merger, general and administrative expenses for the Company for the nine months ended September 30, 1998, decreased $2,000, or .03%, to $5.7 million from $5.8 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, general and administrative expenses as a percentage of net sales decreased to 7.2% from 8.5% for the same period in 1997. The decrease in general and administrative expenses as a percentage of net sales is caused primarily by a reduction in bad debt expense for 1998 when compared to 1997. The bad debt expense relates primarily to the collectiblity of an account receivable from a single customer relating to a dispute over product specification.

Research and development expenses for the Company for the nine months ended September 30, 1998, increased $112,000, or 12.8%, to $990,000 from $878,000 for the corresponding period in 1997. Excluding the effect of the Corcom Merger, research and development expenses for the nine months ended September 30, 1998, increased $69,000, or 7.9%, to $947,000 from $878,000 for the corresponding period in 1997. This increase is due primarily to costs incurred in the implementation of new research and development projects.

Amortization of goodwill and other intangibles for the Company for the nine months ended September 30, 1998, increased $633,000, or 136.7%, to $1.1 million from $463,000 for the corresponding period in 1997. Excluding the effect of the Corcom Merger, amortization of goodwill and other intangibles for the Company for the nine months ended September 30, 1998, increased $101,000, or 21.8%, to $564,000 from $463,000 for the corresponding period in 1997. This increase is due primarily to the amortization of goodwill due to the Kilovac Purchase (third quarter 1997), the ibex Acquisition (fourth quarter 1997), and the Wilmar Acquisition (second quarter of 1998).

Interest expense and other financing costs of the Company for the nine months ended September 30, 1998, increased $5.1 million, or 132.7%, to $9.0 million from $3.9 million for the same period in 1997. Interest expense in 1997 includes other financing costs related to the Recapitalization of $917,000 for the success fee associated with the repayment of the Old Credit Facility. The increase was due primarily to the increased debt levels associated with the issuance of the $95.0 million in bonds and financing the ibex Acquisition, the GRD Acquisition, the Wilmar Acquisition, the Corcom Merger and the CD Acquisition, partially offset by the pay down of the Old Credit Facility on September 18, 1997.

Cancellation fees for the nine months ended September 30, 1998 reflect $800,000 of commitment fees and other expenses incurred in connection with a credit facility to provide financing in the event that the offering was not consummated.

The extraordinary item for the nine months ended September 30, 1998 reflects the write-off of $585,000 of unamortized deferred financing costs associated with the Old Senior Credit Facility, net of an income tax benefit of $234,000. The extraordinary item for the nine months ended September 30, 1997 reflects the write-off of $664,000 of unamortized deferred financing costs associated with the Old Credit Facility, net of an income tax benefit of $266,000.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales of the Company for the quarter ended September 30, 1998, increased $13.6 million, or 63.4%, to $34.9 million from $21.4 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, net sales of the Company for the quarter ended September 30, 1998, increased $5.4 million, or 25.1%, to $26.7 million from $21.4 million for the corresponding period in 1997. This increase is due primarily to the effect of fourth quarter 1997 and fiscal 1998 acquisitions.

Gross profit of the Company for the quarter ended September 30, 1998, increased $3.8 million, or 51.7%, to $11.0 million from $7.3 million for the corresponding period in 1997. Gross profit as a percentage of net sales decreased to 31.5% from 34.0% for the same period in 1997. Excluding the effect of the Corcom Merger, gross profit of the Company for the quarter ended September 30, 1998, increased $1.5 million, or 20.3%, to $8.7 million from $7.3 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, gross profit as a percentage of net sales decreased to 32.7% from 34.0% for the corresponding period in 1997. The decrease in gross margin as a percentage of sales is due primarily to assimilating the GRD Acquisition, the ibex Acquisition, the Wilmar Acquisition and the CD Acquisition into existing operations.

Selling expenses for the Company for the quarter ended September 30, 1998, increased $1.2 million, or 81.5%, to $2.6 million from $1.5 million for the same corresponding period in 1997. Selling expenses as a percentage of net sales increased to 7.6% from 6.8% in the same period in 1997. Excluding the effect of the Corcom Merger, selling expenses for the Company for the quarter ended September 30, 1998, increased $388,000, or 26.7%, to $1.8 million from $1.5 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, selling expenses as a percentage of net sales increased to 6.9% from 6.8% for the same period in 1997.

General and administrative expenses for the Company for the quarter ended September 30, 1998, increased $1.2 million, or 70.6%, to $2.8 million from $1.7 million in 1997. General and administrative expenses as a percentage of net sales increased to 8.1% from 7.7% for the corresponding period in 1997. Excluding the effect of the Corcom Merger, general and administrative expenses for the Company for the quarter ended increased $402,000, or 24.3%, to $2.1 million from $1.7 million for the corresponding period in 1997. Excluding the effect of the Corcom Merger, general and administrative expenses as a percentage of net sales were 7.7% for the quarters ended September 30, 1998 and September 30, 1997.

Research and development expenses for the Company for the quarter ended September 30, 1998, increased $11,000, or 2.9%, to $391,000 from $380,000 for the corresponding period in 1997. Excluding the effect of the Corcom Merger, research and development expenses for the quarter ended September 30, 1998, decreased $25,000, or 6.6%, to $355,000 from $380,000 for the corresponding period in 1997.

Amortization of goodwill and other intangibles for the Company for the quarter ended September 30, 1998, increased $525,000, or 345.4%, to $677,000 from
$152,000 for the corresponding period in 1997. Excluding the effect of the Corcom Merger, amortization of goodwill and other intangibles for the Company for the quarter months ended September 30, 1998, increased $43,000, or 28.3%, to $195,000 from $152,000 for the corresponding period in 1997. This increase is due primarily to the amortization of goodwill due to the Kilovac Purchase (third quarter 1997), the ibex Acquisition (fourth quarter 1997), and the Wilmar Acquisition (second quarter of 1998).

Interest expense and other financing costs of the Company for the three months ended September 30, 1998, increased $1.5 million, or 73.2%, to $3.5 million from $2.0 million for the corresponding period in 1997 Interest expense in 1997 includes other financing costs related to the Recapitalization of $917,000 for the success fee associated with the repayment of the Old Credit Facility. The increase was due primarily to the increased debt levels associated with the issuance of the $95.0 million in bonds and financing the ibex Acquisition, the GRD Acquisition, the Wilmar Acquisition, the Corcom Merger and the CD Acquisition, partially offset by the pay down of the Old Credit Facility on September 18, 1997.

Cancellation fees for the three months ended September 30, 1997 reflect $800,000 of commitment fees and other expenses incurred in connection with a credit facility to provide financing in the event that the Offering was not consummated.

The extraordinary item for the three months ended September 30, 1997 reflects the write-off of $664,000 of unamortized deferred financing costs associated with the Old Credit Facility, net of income tax benefit of $266,000.

Liquidity and Capital Resources

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. At September 30, 1998, the Company had available unused borrowing capacity of $10.3 million under the Senior Credit Facility.

Cash Provided by Operating Activities

For the nine months ended September 30, 1998, cash provided by operating activities was $3.5 million, compared to $4.5 million for the same period in 1997. This change was caused primarily by (i) an increase in operating profits adjusted for depreciation and amortization, (ii) an increase in accounts payable, (iii) the one time payment of items related to the Recapitalization including $1.5 million for the success fee and $800,000 for commitment fees and other expenses incurred in 1997 in connection with a credit facility setup to provide financing in the event the Offering was not consummated offset by (iv) an increase in interest paid in 1998 and (v) an increase in inventory.

The Company's accounts receivable as of September 30, 1998 increased $7.2 million, to $18.8 million from $11.6 million at December 31, 1997. $4.7 million of this increase is due to fiscal 1998 acquisitions and the remainder of the increase is due primarily to increased revenues. The days sales outstanding as of September 30, 1998 were approximately 48 compared to 50 as of December 31, 1997. This reduction in average days sales outstanding is due primarily as a result of continued collection efforts.

The Company's inventories increased from $19.4 million at December 31, 1997 to $26.5 million at September 30, 1998. $6.4 million of this increase is due to fiscal 1998 acquisitions and the remainder of the increase is due primarily to growth to support future sales.

The Company's accounts payable increased from $4.8 million at December 31, 1997 to $7.4 million at September 30, 1998. $1.5 million of this increase was due to the Corcom Merger. The remainder of the increase is due primarily to increased inventory.

Cash Used in Investing Activities

Capital Expenditures were $1.9 million for the nine months ended September 30, 1998 and $1.4 million for the corresponding period in 1997. Acquisition spending totaled $47.7 million for the nine months ended September 30, 1998 and $4.5 million for the corresponding period in 1997.

Cash Provided By Financing Activities

Cash provided by financing activities for the nine months ended September 30, 1998 was $46.3 million compared to $1.8 million for the same period in 1997. This increase is due primarily to financing the Corcom Merger.

Adjusted EBITDA

Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, and before any gain (loss) on disposal of assets, adjusted for extraordinary, unusual, and nonrecurring items, and additional charges to cost of sales and general and administrative costs resulting from the fair value adjustments to inventory and fixed assets pursuant to Accounting Principles Board Opinion Nos. 16 and 17. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA the same.

Adjusted EBITDA increased to $18.3 million for the nine months ended September 30, 1998 from $14.6 million for the corresponding period in 1997. Adjusted EBITDA increased to $6.8 million for the three months ended September 30, 1998 from $4.6 million for the corresponding period in 1997.

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

Year 2000 Compliance
--------------------

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain databased information.

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

In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. If it has been determined that a vendor will not be Year 2000 compliant in a timely manner, the Company will replace them with an alternative vendor. In most cases there are more than one vendor for the Company's purchasing requirements. In the case of no alternative suppliers, the Company will build inventory to maintain production until the situation can be resolved. The Company is verifying that its major customers are Year 2000 compliant. If it is determined that a customer will not be compliant in a timely manner, the Company may request

C.O.D. terms. However, in most cases the Company believes that its records will be sufficient to ensure collectability from their customers.

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

Part II - Other Information

Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities - None
Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable
Item 5.   Other Information - None
Item 6.   Exhibits and Reports on Form 8-KA
          a. Form 8-K filed on July 6, 1998 reporting the merger of RF Acquisition Corp., a wholly owned subsidiary of the Company, with and into Corcom, Inc. Required audited financial statements were filed with this form.

          b. Form 8-KA filed on September 4, 1998 reporting the unaudited proforma financial statements of Corcom for the year ended December 31, 1997 and six months ended June 30, 1998.

                              SIGNATURES
                                         Communications Instruments, Inc.

November 16, 1998
--------------------          --------------------------------------------------
Date                                         Ramzi A. Dabbagh
                                          Chairman of the Board



November 16, 1998
--------------------          --------------------------------------------------
Date                                       Richard L. Heggelund
                                         Chief Financial Officer