Form 10-K
period 1998-12-31
COMMUNICATIONS INSTRUMENTS INC
filed 1999-03-31
CIK 1053916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1998

                                       OR

      [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No fee required)

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

       Registrant's telephone number, including area code: (828)628-1711

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

   On March 31, 1999, the registrant had 1,000 shares of common stock outstanding.

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

   Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                    Part of Form
                                                                     10-K Into
                                                                       which
                                Document                            Incorporated
                                --------                            ------------
      Registration Statement on Form S-4...........................   Item 14
      Report on Form 8-K...........................................   Item 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Item 1--Business

General

  CII is a designer, manufacturer, and marketer of a broad line of high performance relays, general purpose relays, solenoids and radio frequency interference "RFI" filters. Relays are switches used to control electric current in a circuit; solenoids convert electric signals into mechanical motion; and RFI Filters are devices that control electromagnetic energy. They are critical components for a wide range of commercial, industrial and electronic end products. The high performance group focuses on producing highly engineered relays and solenoids for customized niche applications that demand reliable performance, small size, lightweight, low energy consumption, and durability. The specialized industrial group focuses on general purpose relays and RFI filters used in a broad range of niche commercial end products sold directly to leading Original Equipment Manufacturers ("OEMs") and through established distribution channels. The Company's products are used in a large number of diverse end-use applications including commercial/industrial equipment, commercial aircraft, defense electronics, communications equipment, automatic test equipment, and niche automotive applications.

  CII was initially formed in 1980 by Ramzi Dabbagh, the Company's Chairman and Chief Executive Officer, and a group of private investors. The Company made its initial acquisition of several relay and switch products from the CP Clare division of General Instruments in 1980, and, since that initial acquisition, Mr. Dabbagh and his management team have pursued a growth strategy of acquiring manufacturers of relay products and related components, often consolidating the acquired companies and/or their product lines into the Company's manufacturing facilities and eliminating significant overhead. In May 1993, the Company was acquired by the predecessor of CII Technologies Inc., a Delaware corporation and the holder of all of the outstanding capital stock of the Company ("Parent") in a leveraged buyout transaction sponsored by a group of investors and members of management.

  In September 1997, the Company consummated an offering of $95.0 million aggregate principal amount of 10% Senior Subordinated Notes (the "Notes"), due 2004, (the "Offering"). Concurrent with the Offering, (i) Code, Hennessy & Simmons III, LP, certain members of management, and certain other investors (collectively the "New Investors") acquired approximately 87% of the Parent, and certain of Parent's existing stockholders (the "Existing Stockholders"), including certain members of management, retained approximately 13% of Parent's capital stock (collectively the "Recapitalization"); (ii) the Company borrowed approximately $2.7 million pursuant to a new senior credit facility providing for loans of up to $25.0 million (the "Old Senior Credit Facility"); (iii) the Company repaid approximately $29.3 million of outstanding obligations under its prior senior credit facility (the "Old Credit Facility") including a success fee of approximately $1.5 million in connection therewith and certain other liabilities (the "Refinancing"); (iv) the Company purchased for $4.5 million the remaining 20% of the outstanding capital stock of Kilovac Corporation ("Kilovac") that the Company did not then own (the "Kilovac Purchase"); and (v) the Company paid a dividend of approximately $59.4 million to Parent, which was used to consummate the Recapitalization and repay certain indebtedness of the Parent. Pursuant to the Recapitalization, the New Investors, including Code, Hennessy & Simmons, and certain Existing Stockholders, including members of senior management, invested approximately $21.7 million, and the retention of capital stock of Parent, which, for the purposes of the Recapitalization was valued at approximately $3.3 million (collectively, the "Transactions").

  On March 9, 1998, pursuant to a Registration Statement on Form S-4 under the Securities Act of 1933, the Company completed an offer to exchange all of its outstanding Notes for 10% Senior Subordinated Notes, due 2004, Series B.

  The Company has the following subsidiaries, all of which are wholly owned by the Company: Kilovac, a California corporation; Corcom Inc., an Illinois corporation ("Corcom"); and Electro-Mech S. A., a Mexican corporation. The Company also holds 40% of the shares of CII Guardian International Ltd., an Indian corporation. Kilovac has the following subsidiaries, both of which are wholly owned by Kilovac: Kilovac International FSC Ltd., a Jamaican corporation; and Kilovac International, a California corporation. Corcom has the following subsidiaries, all of which are wholly owned by Corcom: Corcom S.A., a Mexican corporation, Corcom West Indies Ltd. and Corcom International Ltd., both Barbados corporations, Corcom GmbH, a German corporation and Corcom Far East Ltd., a Hong Kong corporation.

  The Company was incorporated in North Carolina in 1980. The Company's executive offices are located at 1396 Charlotte Highway, Fairview, North Carolina, 28730 and its telephone number is (828) 628-1711.

Industry Segments

  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 results in revised and additional disclosures but had no effect on the financial position or results of operations of the Company.

  The Company has five business units, which have separate management teams and infrastructures that offer electronic products. These five business units have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

  The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays, power relays and contactors, high voltage relays, solenoids and electronic products. HPG accounted for 74% of 1998 consolidated net sales. SIG includes Corcom and the Midtex Division. Products manufactured by SIG include RFI filters and general purpose relays. SIG accounted for 26% of 1998 consolidated net sales.

  In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income, cancellation fees, other income and expense, income taxes and extraordinary items.

Products

Relays

  A relay is an electrically operated switch, which controls electric current or signal transmissions. Electromechanical relays utilize discrete switching elements which are opened or closed by electromagnetic energy and thus control circuits with physical certainty. These relays are designed to meet exacting circuit and ambient conditions and can control numerous circuits simultaneously. Certain low wattage relays are used to switch signals in test equipment, computers and telecommunications systems. Higher power relays, which switch or control high voltage or high currents, are used in the electrical distribution systems for aircraft, heart defibrillators, electric vehicles and spacecraft power grids. Due to various application requirements, relays come in thousands of shapes and sizes and with differing levels of performance reliability. Because of the fundamental switching functions performed by such products, they are critical components in a wide range of commercial and industrial electrical and electronic applications.

  High performance relays--High performance relays are characterized by their reliable performance and durability in adverse operating environments. High performance relays provide customers with the advantages of smaller size, lighter weight, longer life, lower energy consumption, and greater reliability than general-purpose relays. Many of the Company's high performance relays are hermetically sealed in metal or ceramic enclosures to protect the internal operating mechanisms from harsh environments and to improve performance and reliability. The Company manufactures more than 400 types of high performance relays in its North Carolina, Ohio, Virginia and California facilities. High performance relays generally command higher selling prices than general-purpose relays. The Company's high performance relays are sold to manufacturers of commercial aircraft, communication systems, medical equipment, avionics systems, automatic test equipment, aerospace and defense products. High performance relays accounted for approximately 74%, 82% and 79% of the Company's net sales in 1998, 1997 and 1996, respectively.

  General purpose relays--The Company's general-purpose relays generally are targeted towards niche applications with which the Company has sole source relationships or limited competition. The Company's general-purpose relays are used in commercial and industrial applications where performance and reliability requirements are somewhat less demanding than those for high performance relays. These relays are generally manufactured for the Company in Mexico and in Asia where longer production runs create operating efficiency with production lines that are either semi-automated or utilize lower-cost assembly labor. The Company's general purpose relay offering includes some of the more sophisticated product types in the general-purpose category. Specific applications for the Company's general-purpose relays include environmental management systems and telecommunication switches. General-purpose relays accounted for approximately 12%, 13% and 15% of the Company's net sales in 1998, 1997 and 1996 respectively.

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

Filters

  RFI Filters--RFI Filters are electronic components used to protect electronic equipment from radio frequency interference conducted through the AC power cord. RFI Filters also are used to control the emission of the RFI generated by electronic equipment so these emissions do not interfere with other electronic devices. The Company also manufactures a complete line of Signal SentryTM products, which are filtered modular RJ jacks designed to solve RFI problems on signal lines. RFI filters are manufactured primarily in Mexico. The Company maintains a catalog of standard commercial filters that contains approximately 500 designs, offering a variety of sizes, electrical configurations, current ratings and environmental capabilities. These filters consist of electronic circuits utilizing passive electrical components: inductance coils, capacitors and resistors. These circuits are enclosed in a metal or plastic case having terminals, lead wires or integral connectors, for attachment to associated equipment. The Company also manufactures and sells RFI filters for the military and facility markets. Both product lines are similar to commercial filters in their basic function and design. However, military filters are subject to extremely high performance requirements as described by military specification. Facility filters are larger versions of the Company's line of commercial filters and are used to control RFI conducted through the main power line feeding secure facilities. All the Company's filters are designed and built to operate continuously for at least five years when connected across a live A/C power line. The filters must perform without interruption because, in most cases, they are energized even when the equipment in which they are installed is switched off. RFI Filters accounted for approximately 14% of the Company's net sales in 1998.

Sales and Distribution

  The Company sells its products worldwide through a network of independent sales representatives and distributors in countries throughout North America, Europe and Asia. This sales network is supported by the Company's internal staff of direct product marketing managers, customer service associates, application engineers and marketing communication specialists.

Product Development

   The Company intends to develop new products with its customers to meet the application requirements of its customers and to expand the Company's technical capabilities. The Company has in the past formed strategic partnerships with certain customers to develop new products, improve existing products, and reduce total product costs. The Company's customers funded approximately $1.0 million of the Company's product development expenses in both 1998 and 1997.

  The Company currently is developing several new power line electromagnetic interference filters for use in industrial and medical equipment as well as new filtered connectors to be used in telecom and network equipment. Some of these products are proprietary for certain of the Company's larger OEM customers and others will be standard catalog products for sale to the industry as a whole. These products are currently in the prototype stage and the Company expects to begin manufacturing and selling these products in 1999.

  The Company currently is developing several new high performance relays to be used in the commercial airframe, high frequency communications, space satellite, and automatic test equipment market place. These products are currently in the prototype stage and the Company expects to begin manufacturing and selling certain of these products in 1999 and beyond.

Proprietary Rights

  The Company currently holds nine US patents, two registered US trademarks and four foreign registered trademarks, and has three US patent applications, one international patent application and thirteen US trademark applications in process. The Company intends to continue to seek patents on its products and trademark applications, as appropriate. The Company does not believe that the success of its business is materially dependent on the existence, validity or duration of any patent or trademark.

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

Customers

  The Company has established a diversified base of customers representing a wide range of industries and applications. Sales to customers outside of the United States totaled approximately 18.3% of net sales during 1998 (comprised primarily of approximately 11.7% to Europe, 4.0% to North America, 1.8% to Asia and 0.8% to other locations). No single customer directly accounted for 6% or 8% or more of the Company's total net sales for 1998 or 1997, respectively.

Backlog

   The Company's backlog at December 31, 1998 was $58.4 million, with $49.8 million shippable within one year. The Company's backlog at December 31, 1997 was $61.7 million, with $42.9 million shippable within one year.

Competition

  The Company competes primarily on the basis of quality, reliability, price, services, and delivery. Its primary competitors are Teledyne Relays, Jennings, Leach, and Eaton in the high performance relay market, the Electromechanical Products division of Siemens in the general purpose relay market, G. W. Lisk in the solenoid market, and Amp Inc., Shaffner A.G., and Delta in the RFI filter market. Several of the Company's competitors have greater financial, marketing, manufacturing, and distribution resources than the Company and some have more automated manufacturing facilities. There can be no assurance that the Company will be able to compete successfully in the future against its competitors or that the Company will not experience increased price competition, which could adversely affect the Company's results of operations. The Company also faces competition for acquisition opportunities from its competitors.

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

  Under certain circumstances, such environmental laws and regulations may also impose joint and several liability for investigation and remediation of contamination at locations owned or operated by an entity or its predecessors, or at locations at which wastes or other contamination attributable to an entity or its predecessors have come to be located. The Company can give no assurance that such liability at facilities the Company currently owns or operates, or at other locations, will not arise or be asserted against the Company or entities for which it may be responsible. Such other locations could include, for example, facilities formerly owned or operated by the Company (or an entity or business that the Company has acquired), or locations to which wastes generated by the Company (or an entity or business that the Company has acquired) have been sent. Under certain circumstances such liability at several locations (discussed below), or at locations yet to be identified, could materially and adversely affect the Company.

  The Company has been identified as a potentially responsible party ("PRP") for investigation and cleanup costs at two sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA provides for joint and several liabilities for the costs of remediating a site, except under certain circumstances. However, the Company believes it will be allocated responsibility for a relatively small percentage of the cleanup costs at each of these sites, and in both instances other PRP's also will be required to contribute to such costs. Although the Company's total liability for cleanup costs at these sites cannot be predicted with certainty, the Company does not currently believe that its share of those costs will have a material adverse effect on the Company's financial position or results of operations.

  Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement) with the Prior owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $1.75 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and start-up of a groundwater remediation system at the Fairview facility. The Company is responsible for investigation, soil remediation and start-up costs in excess of the escrowed amount, if any. The Settlement Agreement further provides that after the groundwater remediation system has been operating for three years, the Company will provide to the Prior Owner an estimate of the then present value of the cost to continue operating and maintaining the system for an additional 27 years. After receiving the estimate, the Prior Owner is to deposit with the escrow agent an additional sum equal to 90% of the estimate, up to a maximum of $1.25 million. Although the Company believes that the Prior Owner has the current ability to satisfy its obligations pursuant to the Settlement Agreement, the Company does not believe that the total investigation and remediation costs will exceed the amounts that the Prior Owner is required to provide pursuant to the Settlement Agreement. The Company has a recorded liability at December 31, 1998 for the total remediation costs of approximately $2.4 million, representing the discounted amount of future remediation costs over the estimated remaining period of remediation. Applicable environmental laws provide for joint and several liabilities, except under certain circumstances. Accordingly, the Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site. If the site remedial system fails to perform as anticipated, or if the funds to be provided by the Prior Owner pursuant to the Settlement Agreement together with the Company's reserve are insufficient to remediate the property, or if the Prior Owner fails to make the scheduled future contribution to the environmental escrow, the Company could be required to incur costs that could materially and adversely affect the Company.

  In connection with the Company's purchase of certain assets and certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International, Inc. ("Figgie") (the "Hartman Acquisition"), the Company entered into an agreement pursuant to which it leases from a wholly-owned subsidiary of Figgie a manufacturing facility in Mansfield, Ohio, (the "Mansfield Property") at which Hartman has conducted operations (the "Lease"). The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. As a lessee of the Mansfield Property, the Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Lease also includes an indemnity from Lessor to the Company, guaranteed by Figgie, for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million (the "Indemnification
Cap). In addition, in connection with the Hartman Acquisition, Figgie has placed $515,000 in escrow for environmental remediation costs at the Mansfield Property to be credited towards the Indemnification Cap as provided in the Lease. The Company believes that, while actual remediation costs may exceed the cash amount escrowed, such costs will not exceed the Indemnification Cap. If costs exceed the escrow and the Company is unable to obtain, or is delayed in obtaining, indemnification under the Lease for any reason, the Company could be materially and adversely affected. See Note 10 to Consolidated Financial Statements of Communications Instruments, Inc. and Subsidiaries. The Company does not maintain environmental impairment liability insurance.

Employees

  As of December 31, 1998, the Company had approximately 1,890 employees. Of these employees, approximately 390 are salaried employees and approximately 1,500 are hourly workers. Of the approximately 390 salaried employees, approximately 135 perform manufacturing functions, over 75 are engineers engaged in research and development activities, including the design and development of new customer applications, 35 perform quality assurance tasks and 42 perform customer service. Approximately 135 of the Company's employees in the Mansfield, Ohio facility are represented by the International Union of Electronics, Electrical, Salaried, Machine and Furniture Workers AFL, CIO and are covered by a collective bargaining agreement, which is scheduled to expire in September 1999. Approximately 125 of the Company's employees in the Waynesboro, Virginia facility are represented by the United Electrical, Radio, and Machine Workers of America, which is scheduled to expire in December 2000. A closing effects agreement has been negotiated and accepted by the Union as of March 19, 1999 due to the Waynesboro, VA relocation finalized in November 1998 and announced in January 1999. The Company believes that its relations with its employees are satisfactory.

Recent Developments

  In January 1999, the Company entered into a joint venture operation, Shanghai CII Electronics Co. LTD with Shanghai CI Electronic Appliance Co. LTD. Each party holds 50% of the shares of the new company. The new joint venture is a manufacturer and marketer of relay components.

  The Company has announced plans to relocate the manufacturing in its Waynesboro, Virginia facility to its North Carolina facilities. These plans were finalized in late 1998. The relocation will be completed by the end of 1999. The cost of the relocation is estimated at approximately $1.0 million including the estimated costs of employee separation and preparing the North Carolina facilities for the relocation. Management expects that a significant portion of these costs will be expensed as incurred during 1999.

  On March 19, 1999, the Company purchased all of the outstanding equity securities of Products Unlimited Corporation ("Products"), a marketer and manufacturer of relays, transformers and contactors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans in accordance with an amendment to the Senior Credit Facility, the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility. Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenburg, Iowa and has approximately 1,000 employees. The acquisition will be accounted for under the purchase method of accounting. Products will be a part of the Company's SIG operating segment.

Item 2--Properties

Facilities

   The Company, headquartered in Fairview, North Carolina, operates the following manufacturing and distribution facilities. The Company believes that such facilities are maintained in good condition and are adequate for its present and intended needs:

                         Square   Owned/   Operating
Location                 Footage  Leased    Segment              Products Manufactured
--------                 -------  -------  --------- ---------------------------------------------
Fairview, North
 Carolina...............  70,000    Owned     HPG    High performance relays and solenoids
Mansfield, Ohio.........  53,000   Leased     HPG    High performance power relays
Juarez, Mexico..........  47,000    Owned     SIG    RFI filters
Juarez, Mexico..........  45,000   Leased     SIG    General purpose relays
Carpinteria,
 California.............  44,000   Leased     HPG    High voltage and power switching relays
Waynesboro, Virginia ...  40,000   Leased     HPG    High performance relays
Libertyville, IL........  35,000   Leased     SIG    RFI filters
Asheville, North
 Carolina...............  26,000   Owned      HPG    High performance relays and electronic relays
El Paso, Texas..........  16,000   Leased     SIG    Distribution Center
Juarez, Mexico..........  13,000   Leased     SIG    RFI Filters
Martinsreid, Germany....   7,000   Leased     SIG    Sales and Distribution Center
El Paso, Texas..........   6,000   Leased     SIG    Distribution center

   The Company's facilities contain an aggregate of approximately 402,000 square feet of floor space. The Company currently has additional manufacturing space available in certain of its facilities.

   The Company believes this available manufacturing capacity will allow for the integration of future product line acquisitions and/or the development of new product lines. The Company's two facilities in North Carolina, its facility in Ohio, and its facility in Virginia, each of which manufactures products for the military, maintain Military Standard 790 and Military Standard I 45208 certifications. The Company's facility in Ohio, its three facilities in Mexico, and its facility in Illinois are all IS9001 certified and its facility in California is IS9001 and QS9000 certified.

   The leases for the Company's manufacturing facility in Illinois expires in 1999, its two leased facilities in Juarez, Mexico expire in 2001 and 2000, respectively, its facility in Martinsreid, Germany expires in 2000, its facility in Ohio expires in 2001, subject to an option to purchase, and its facility in California expires in 2002. The lease for the Company's Waynesboro, VA manufacturing facility expires in 1999. The Company expects no penalties for moving out of the Waynesboro, VA facility.

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

   Not Applicable

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   Not Applicable

Item 6--Selected Consolidated Financial Data

   The following information is qualified in its entirety by the consolidated financial statements of the Company. The following selected consolidated financial data as of the dates and for the periods indicated were derived from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K, except data as of, and for, (i) the year ended December 31, 1994, (ii) the year ended December 31, 1995 and (iii) data as of December 31, 1996, which was derived from audited consolidated financial statements of the Company (including its predecessors) not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto, appearing elsewhere in this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)

                                       Fiscal Year Ended December 31,
                                  ---------------------------------------------
                                   1994      1995     1996     1997      1998
                                  -------  --------  -------  -------  --------
Statement of Operations Data:
Net sales.......................  $31,523  $ 39,918  $66,336  $89,436  $120,030
Cost of sales...................   24,330    28,687   46,779   59,601    81,285
                                  -------  --------  -------  -------  --------
 Gross profit...................    7,193    11,231   19,557   29,835    38,745
Selling expenses................    2,382     3,229    4,903    6,077     8,635
General and administrative
 expenses.......................    2,248     3,326    5,464    7,432     8,935
Research and development........      103       301    1,011    1,090     1,328
Amortization of goodwill and
 other intangible assets........      177       251      543      648     1,769
Special compensation charge
 (1)............................      --      1,300      --       --        --
Environmental expense (2).......      --        951      --       --        --
Special acquisition expenses
 (3)............................      --      2,064      --       260       --
                                  -------  --------  -------  -------  --------
 Income (loss) from operations..    2,283      (191)   7,636   14,328    18,078
Interest expense and other
 financing costs, net (4).......   (1,279)   (2,309)  (5,055)  (6,573)  (12,552)
Cancellation fees (5)...........      --        --       --      (800)      --
Other income (expense), net ....      --          2      201      (17)     (171)
                                  -------  --------  -------  -------  --------
 Income (loss) before income
  taxes,
  minority interest in
  subsidiary and extraordinary
  item..........................    1,004    (2,498)   2,782    6,938     5,355
Provision for (benefit from)
 income taxes...................      386      (812)   1,120    2,836     2,371
                                  -------  --------  -------  -------  --------
Income (loss) before minority
 interest in subsidiary and
 extraordinary item.............      618    (1,686)   1,662    4,102     2,984
Income applicable to minority
 interest in subsidiary.........      --        (35)     (33)     (55)      --
                                  -------  --------  -------  -------  --------
Income (loss) before
 extraordinary item.............      618    (1,721)   1,629    4,047     2,984
Extraordinary item (less income
 tax benefit: 1997--$266, 1998--
 $234) (6)......................      --        --       --      (398)     (351)
                                  -------  --------  -------  -------  --------
 Net income (loss)..............  $   618  $(1,721)  $ 1,629  $ 3,649  $  2,633
                                  =======  ========  =======  =======  ========
Other Financial Data:
Gross Margin %..................     22.8%     28.1%    29.5%    33.4%     32.3%
Depreciation and amortization...  $ 2,158  $  2,442  $ 3,551  $ 4,320  $  6,928
Capital expenditures............  $   444  $  1,139  $ 2,449  $ 2,146  $  2,795
Ratio of earnings to fixed
 charges (7)....................      1.8x       NA      1.7x     2.1x      1.4x
Net cash provided by (used in)
 Operating Activities...........  $ 1,333  $  1,960  $ 8,498  $ 6,438  $  9,232
 Financing Activities...........      256    13,645    5,973    6,433    41,482
 Investing Activities...........   (1,544)  (15,484) (14,548) (12,689)  (50,543)
Other Non-GAAP Financial Data
 (8):
 Adjusted EBITDA................  $ 4,351  $  6,618  $11,873  $19,128  $ 24,766
 Adjusted EBITDA Margin %.......     13.8%     16.6%    17.9%    21.4%     20.6%
Balance Sheet Data:
Cash............................  $    72  $    193  $   116  $   298  $    469
Working capital.................    8,274    10,590   12,143   21,268    23,958
Property, plant and equipment,
 net............................   11,735    13,225   15,796   16,824    22,841
Total assets....................   26,836    48,531   60,725   76,283   129,881
Total debt .....................   12,197    23,452   30,622  101,622   138,681
Stockholder's equity
 (deficiency)...................    7,667    10,293   11,750  (43,594)  (35,855)

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

(3) Special acquisition expenses in 1993 consist primarily of costs related to the relocation of a facility following the acquisition of Midtex Relays, Inc. and costs associated with relocating certain operations acquired from West Coast Electrical Manufacturing Co. and CP Clare Corporation. Such expense in 1995 includes costs primarily related to (i) the relocation of certain assets acquired from Hi-G Company, Inc. and from Deutsch Relays, Inc. and (ii) the write-off of an agreement with a business development consultant. Such expense in 1997 consists of one-time costs associated with the integration of operations acquired from Genicom Corporation in Waynesboro, Virginia ("Genicom") to the Company.
(4) Interest expense in 1996 includes a charge of $1.6 million related to costs associated with the preparation of a withdrawn initial public offering of Parent's capital stock. Interest expense in 1997 includes additional success fee expense of $917,000 related to the payment of the Old Credit Facility.
(5) Reflects commitment fees and other expenses of $800,000 incurred in connection with a credit facility set up to provide financing in the event the Offering was not consummated.
(6) Extraordinary item in 1997 represents the write-off of the unamortized portion of financing fees associated with the Old Credit Facility (as defined), and in 1998 represents the write-off of the unamortized portion of financing fees associated with the Old Senior Credit Facility (as defined).
(7) For purposes of determining the ratio of fixed charges, earnings are defined as earnings before income taxes and minority interest in subsidiary plus fixed charges, and fixed charges consist of interest expense, which includes amortization of deferred debt issuance costs and deferred financing costs and the portion of rental expense on capital and operating leases deemed representative of the interest factor. The Company's earnings were insufficient to cover fixed charges for the year ended December 31, 1995 by $4.7 million.
(8) Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, gain or loss on disposal of assets, extraordinary, unusual and nonrecurring items, the special compensation charge, environmental expense and special acquisition charges referred to in footnotes (1), (2) and (3) above, the provision for loss in April, 1997 for receivables relating primarily to a single customer and the non-cash write-ups and non-cash charges resulting from the write-up of inventory, intangibles and fixed assets arising in connection with the acquisition of 80% of Kilovac (the "Kilovac Acquisition"), the Hartman Acquisition, the Kilovac Purchase, the purchase of 100% ownership in ibex Aerospace Inc. ("ibex") of Naples, Florida (the "ibex Acquisition"), the purchase of certain assets and certain liabilities of the Genicom Relays Division ("GRD") of Genicom (the "GRD Acquisition"), the purchase of certain assets and certain liabilities of Wilmar Electronics Inc. (the "Wilmar Acquisition"), the acquisition of all the outstanding capital stock of Corcom, Inc. (the "Corcom Merger"), and the purchase of certain assets and certain liabilities of the Cornell Dubilier's electronics relays division (the "CD Acquisition") pursuant to Accounting Principles Board Opinion Nos. 16 and 17. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA in the same manner.

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

   In June 1998, the Company acquired all of the outstanding capital stock of Corcom, an Illinois corporation pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Merger (approximately
$51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt (the "Old Senior Credit Facility") and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

   In May 1998, the Company purchased certain assets and assumed certain liabilities of Wilmar Electronics Inc. ("Wilmar") for approximately $2.1 million (the "Wilmar Acquisition"). Wilmar was consolidated into Kilovac in June 1998. The Wilmar Acquisition was financed with a draw on the Company's Old Senior Credit Facility.

   In December 1997, the Company purchased certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom for $4.7 million (the "GRD Acquisition"). The Company financed the GRD Acquisition with funds borrowed on its Old Senior Credit Facility.

   In October 1997, the Company purchased 100% ownership in ibex Aerospace Inc. ("ibex") for approximately $2.0 million, excluding expenses (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation was consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder of the purchase price was paid by the Company through the issuance of a non-interest bearing note in the amount of $850,000 to the sellers, which note is payable on October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on its Old Senior Credit Facility.

   In July 1996, the Company acquired certain assets and assumed certain liabilities of Hartman Electrical Manufacturing, a division of Figgie International, Inc. for $12.0 million, excluding acquisition costs. The Company financed the Hartman Acquisition with secured bank debt, which was refinanced in conjunction with the consummation of the Offering and the Transactions.

   In November 1995, the Company formed a joint venture, CII Guardian International, Ltd., in India with Guardian Controls, Ltd., an Indian company ("Guardian Controls"), Kerala State Industrial Development Corporation ("KSIDC"), and certain other investors (the "Indian Joint Venture"). The Company initially had a 28% interest in the Indian Joint Venture. As of December 31, 1998, the Company has a 40% interest in the Indian Joint Venture. The Indian Joint Venture started production in the fourth quarter of 1996.

   In October 1995, the Company acquired an 80% interest in Kilovac for an aggregate purchase price of $14.4 million, excluding acquisition costs, which was financed with secured bank debt, subordinated debt of Parent and the issuance by Parent of preferred stock. The Company acquired the remaining 20% interest in Kilovac, refinanced such indebtedness and Parent redeemed such preferred stock in conjunction with the consummation of the Initial Offering and the Transactions.

Results of Operations

   The Company has improved gross margins, offset by the dilutive effect of acquisitions in 1998, in recent years primarily due to increased production volumes at existing facilities as a result of the acquisition of product lines which have been incorporated into the Company's existing manufacturing facilities, internal growth, improved pricing, greater use of low labor cost production facilities in Mexico and China, and improved production efficiencies due to improved manufacturing processes at certain of the Company's plants. Due to the Company's historical growth through acquisitions, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

   The following table sets forth for the periods indicated information derived from the consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                               Years Ended
                                                              December 31,
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
      Net sales............................................ 100.0% 100.0% 100.0%
      Cost of sales........................................  70.5   66.6   67.7
                                                            -----  -----  -----
      Gross profit.........................................  29.5   33.4   32.3
      Selling expenses.....................................   7.4    6.8    7.2
      General and administrative expenses..................   8.2    8.3    7.4
      Research and development.............................   1.5    1.2    1.1
      Other expenses.......................................   0.9    1.1    1.5
                                                            -----  -----  -----
      Operating income.....................................  11.5   16.0   15.1

Discussion of Consolidated Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net sales of the Company for 1998 increased by $30.6 million, or 34.2%, to $120.0 million from $89.4 million in 1997. Excluding the effect of the Corcom Merger, net sales of the Company for 1998 increased $13.5 million, or 15.1%, to $102.9 million from $89.4 in 1997. This increase is due primarily to the effect of fourth quarter 1997 and other fiscal 1998 acquisitions. There are no significant changes in net sales of the base business.

   Gross profit of the Company for 1998 increased $8.9 million, or 29.9%, to $38.7 million from $29.8 million in 1997. Gross profit as a percentage of net sales decreased to 32.3% from 33.4% in 1997. Excluding the effect of the Corcom Merger, gross profit of the Company for 1998 increased $3.8 million, or 12.6% to $33.6 million from $29.8 million in 1997. Excluding the Corcom Merger, gross profit as a percentage of net sales decreased to 32.6% from 33.4% in 1997. The decrease in gross margin as a percentage of net sales is due primarily to lower gross profits as a percent of net sales for acquired companies, the sale of acquired inventories that were written up to fair market value and the cost to assimilate the GRD Acquisition, the ibex Acquisition, the Wilmar Acquisition, and the CD Acquisition into existing operations.

   Selling expenses for the Company for 1998 increased $2.6 million, or 42.1%, to $8.6 million from $6.1 million in 1997. Selling expenses as a percentage of net sales increased to 7.2% in 1998 from 6.8% in 1997. Excluding the effect of the Corcom Merger, selling expenses for the Company for 1998 increased $871,000, or 14.3%, to $6.9 million from $6.1 million in 1997. Excluding the effect of the Corcom Merger, selling expenses as a percentage of net sales was 6.8% in 1998 and 1997.

   General and administrative expenses for the Company for 1998 increased $1.5 million, or 20.2%, to $8.9 million from $7.4 million in 1997. General and administrative expenses as a percentage of net sales decreased to 7.4% from 8.3% in 1997. Excluding the effect of the Corcom Merger, general and administrative expenses for the Company for 1998 decreased $29,000, or 0.4%. Excluding the effect of the Corcom Merger, general and administrative expenses as a percentage of net sales decreased to 7.2% from 8.3% in 1997. The decrease in general and administrative expenses as a percentage of net sales is caused primarily by a reduction in bad debt expense for 1998 when compared to 1997 and additional 1998 net sales without a corresponding increase in fixed costs. The bad debt expense relates primarily to the collectibility of an account receivable from a single customer relating to a dispute over product specification.

   Research and development expenses for the Company in 1998 increased $238,000, or 21.8%, to $1.3 million from $1.1 million in 1997. Research and development expenses as a percentage of net sales decreased to 1.1% from 1.2% in 1997. Excluding the effect of the Corcom Merger, research and development expenses for the Company increased $139,000, or 12.8%, to $1.2 million from $1.1 million in 1997. Excluding the effect of the Corcom Merger, research and development expenses as a percentage of net sales was 1.2% in 1998 and 1997.

   Amortization of goodwill and other intangibles for the Company in 1998 increased $1.1 million, or 173.0%, to $1.8 million from $648,000 in 1997. Excluding the effect of the Corcom Merger, amortization of goodwill and other intangibles increased $114,000, or 17.6%, to $762,000 from $648,000 in 1997.
This increase is due primarily to the amortization of goodwill due to the Kilovac Purchase (third quarter 1997), the ibex Acquisition (fourth quarter
1997), the Wilmar Acquisition (second quarter 1998) and the CD Acquisition (third quarter 1998).

   Interest expense and other financing costs of the Company for 1998 increased $6.0 million, or 91.0%, to $12.6 million from $6.6 million in 1997. Interest expense in 1997 includes other financing costs related to the Recapitalization of $917,000 for the success fee associated with the repayment of the Old Credit Facility. The increase was due primarily to the increased debt levels associated with the issuance of the $95.0 million Notes and financing the Corcom Merger, the ibex Acquisition, the GRD Acquisition, the Wilmar Acquisition and the CD Acquisition partially offset by the pay down of the Old Credit Facility on September 18, 1997.

   Cancellation fees in 1997 reflect $800,000 of commitment fees and other expenses incurred in connection with a credit facility to provide financing in the event that the Offering was not consummated.

   Income tax expense was $2.4 million in 1998, compared to expense of $2.8 million in 1997. Income taxes as a percentage of income before taxes were 44.3% in 1998 and 40.9% in 1997. The increase in percentage is due primarily to an increase in nondeductible goodwill.

   The extraordinary item in 1998 reflects the write-off of $585,000 of unamortized deferred financing fees associated with the Old Senior Credit Facility, net of tax of $234,000. The extraordinary item in 1997 reflects the write-off of $664,000 of unamortized deferred financing fees associated with the Old Credit Facility, net of tax of $266,000.

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

   Selling expenses for the Company in 1997 increased $1.2 million, or $23.9%, to $6.1 million from $4.9 million in 1996. Such increase was due primarily to the full year effect of the Hartman Acquisition. Selling expenses for the Company as a percentage of net sales decreased to 6.8% in 1997 from 7.4% in 1996. Excluding the Hartman Acquisition, the ibex acquisition and the GRD Acquisition, selling expenses for the Company increased $735,000, or 15.8%, to $5.4 million in 1997 from $4.6 million in 1996. Such increase was primarily due to additional commissions on higher sales volume, additional personnel costs and increased advertising costs. Excluding the Hartman Acquisition, the ibex Acquisition and the GRD Acquisition, selling expenses for the Company as a percentage of net sales was 8.3% in 1997 and 1996.

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

   Interest expense and other financing costs, including cancellation fees, of the Company for 1997 increased $2.3 million, or 45.9%, to $7.4 million from $5.1 million in 1996. Interest expense in 1997 includes other financing costs related to the Recapitalization of $917,000 for the success fee associated with the repayment of the Old Credit Facility. 1996 interest expense includes other financing costs of $1.6 million associated with a withdrawn initial public offering of the Parent. Excluding the other financing costs in 1996 and 1997, interest expense increased by $2.2 million or 65%. Such increase was due primarily to the additional interest expense on the Notes. Interest expense includes the accrual of the success fee, amortization of loan origination fees, commitment fees related to the Old Senior Credit Facility and other miscellaneous interest expenses including the portion of rental expense on capitalized leases allocable to interest.

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

   The extraordinary item in 1997 reflects the write-off of unamortized deferred financing costs associated with the Old Credit Facility net of income tax benefit of $266,000.

Segment Discussion

 High Performance Group

 Year ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net sales of HPG increased by $11.6 million, or 15.0%, to $89.1 million from $77.5 million in 1997. The increase was due primarily to the effect of the ibex Acquisition, the Genicom Acquisition and the Wilmar Acquisition.

   Operating income of HPG increased by $2.4 million, or 19.3%, to $14.8 million from $12.4 million in 1997. Operating income of HPG as a percentage of HPG net sales increased to 16.6% from 16.0% in 1997. This increase was caused primarily a reduction in bad debt expenses for 1998 when compared to 1997 and increased net sales with low additional fixed costs partially offset by the cost of assimilating acquisitions. The bad debt expense relates primarily to the collectibility of an account receivable from a single customer relating to a dispute over product specification.

 Year ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net sales of HPG increased by $21.3 million, or 38.0%, to $77.5 million from $56.1 million in 1997. The increase was due primarily to the (i) the full year effect of the Hartman Acquisition which represented $23.6 million in net sales in 1997, an increase of $13.4 million from $10.2 million in net sales for the period from July 3, 1996 (the date following the date of the Hartman Acquisition) to December 31, 1996, (ii) the ibex Acquisition which represented $451,000 in net sales for the period from November 1, 1997 (the date following the date of the ibex Acquisition) to December 31, 1997 and (iii) the GRD Acquisition which represented $560,000 in net sales for the period from December 2, 1997 (the date following the date of the GRD Acquisition) to December 31, 1997. Excluding the effect of the Hartman Acquisition, the ibex Acquisition, and the GRD Acquisition, net sales of HPG for 1997 increased $6.9 million, or 15.1%, to $52.9 million from $46.0 million in 1996, primarily as a result of growth in end use markets, market share gains and introduction of new products.

   Operating income of HPG increased $6.2 million, or 99.4%, to $12.4 million from $6.2 million in 1997. Operating income of HPG as a percentage of HPG net sales increased to 16.0% from 11.1% in 1997. This increase was due primarily to the full year effect of the Hartman Acquisition. Excluding the Hartman Acquisition, operating income of HPG increased $1.7 million, or 31.4%, to $7.2 million from $5.5 million in 1996. Excluding the Hartman Acquisition, operating income of HPG as a percentage of net sales of HPG increased to 13.5% from 11.9% in 1996. This increase is due primarily to improved yields, productivity and cost reductions, partially offset by increased selling expenses and general and administrative expenses, higher commissions on higher sales volume, additional personnel costs, increased advertising costs and an increase in bad debt expense relating to the collectibility of an account receivable from a single customer relating to a dispute over product specification.

 Specialized Industrial Group

 Year ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net sales of SIG increased by $19.2 million, or 157.1%, to $31.4 million from $12.2 million in 1997. Excluding the effect of the Corcom Merger and the CD Acquisition, net sales of SIG increased by $1.2 million, or 10.1%, to $13.4 million from $12.2 million in 1997. This increase is due primarily to growth in end use markets.

   Operating income of SIG increased by $1.4 million, or 70.2%, to $3.3 million from $1.9 million in 1997. Operating income of SIG as a percentage of SIG net sales decreased to 10.6% from 15.9% in 1997. Excluding the effect of the Corcom Merger, operating income of SIG increased by $547,000, or 28.1%, to $2.5 million from $1.9 million in 1997. Excluding the effect of the Corcom Merger operating income as a percentage of net sales increased to 17.4% from 15.9% in 1997. This increase was due primarily to improved productivity.

 Year ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net sales of SIG increased by $1.8 million, or 16.9%, to $12.2 million from $10.4 million in 1997. This increase is due primarily to growth in end use markets.

   Operating income of SIG increased by $518,000, or 36.3%, to $1.9 million from $1.4 million in 1997. Operating income of SIG as a percentage of SIG net sales increased to 15.9% from 13.7% in 1996. The increase is due primarily to improved productivity partially offset by higher commissions on higher sales volume and additional personnel costs.

Liquidity and Capital Resources

   Cash provided by operating activities was $9.2 million in 1998, $6.4 million in 1997 and $8.5 million in 1996. The increase in cash provided by operations from 1997 to 1998 is primarily due to (i) the one time payment in 1997 of items related to the Recapitalization including $1.5 million for the success fee and $800,000 for commitment fees and other expenses incurred in connection with a credit facility set up to provide financing in event the Offering was not consummated, (ii) higher earnings adjusted for depreciation and amortization, a decrease in accounts receivable and other current assets, and an increase in accounts payable partially offset by (iii) a decrease in accrued liabilities and an increase in inventory. The decrease in cash from operating activities for the period from 1996 to 1997 was mainly due to (i) the one time payment in 1997 of items related to the Recapitalization including $1.5 million for the success fee and $800,000 for commitment fees and other expenses incurred in connection with a credit facility set up to provide financing in the event the Offering was not consummated, (ii) increases in accounts receivable due to higher revenues and decreases in accounts payable offset by (iii) higher profitability and decreases in inventory.

   The Company's accounts receivable increased from $11.6 million at year end 1997 to $15.6 million at year end 1998. Of this increase $4.7 million is attributable to the Corcom Merger and the Wilmar Acquisition. The Company's accounts receivable increased from $9.2 million at year end 1996 to $11.6 million at year end 1997. Of this increase approximately $545,000 is attributable to the ibex Acquisition. The days' sales outstanding for accounts receivable was approximately 51 trade days, 50 trade days and 48 trade days at December 31, 1996, 1997 and 1998, respectively. The continued decreases in days' sales outstanding can be attributed to increased collection efforts.

   The Company's inventories increased from $19.4 million at year end 1997 to $26.7 million at year end 1998. Of this increase, $6.0 million was attributable to the Corcom Merger, $505,000 was attributable to the CD Acquisition, and $132,000 was attributable to the Wilmar Acquisition. The Company's inventories increased from $17.1 million at year end 1996 to $19.4 million at year end 1997. Of this increase, $3.8 million was attributable to the GRD Acquisition and $456,000 was attributable to the ibex Acquisition. These increases were offset by the sale of inventory associated with the planned cessation of production of a product line acquired in the Hartman Acquisition and improved inventory planning techniques.

   The Company's accounts payable increased from $4.8 million at year-end 1997 to $7.4 million at year end 1998. Of this increase, $1.5 million was attributable to the Corcom Merger and the remainder is due to higher inventory purchases. The Company's accounts payable decreased from $5.1 million at year-end 1996 to $4.8 million at year end 1997. The decrease was due primarily to lower inventory purchases offset by $476,000 of accounts payable assumed in the ibex Acquisition.

   The Company has historically financed its operations and acquisitions through a combination of internally generated funds and secured borrowings. The Company financed the Hartman Acquisition (approximately $13.0 million in borrowings) with borrowings under the Old Credit Facility. The Company financed the purchase of the remaining 20% of Kilovac with proceeds from its bond offering. The Company financed the ibex Acquisition with borrowings on its Old Senior Credit Facility (approximately $1.3 million) and the issuance of a non interest-bearing note in the amount of $850,000 payable to the sellers on October 31, 1999. The Company financed the GRD Acquisition with borrowings on its Old Senior Credit Facility of $4.7 million. The Company financed the Wilmar Acquisition with borrowings on its Old Senior Credit Facility (approximately $2.1 million in borrowings). The Company financed the Corcom Merger with its Senior Credit Facility (approximately $40.7 million in net borrowings) and additional paid in capital of $5.0 million contributed by the Parent. The Company financed the CD Acquisition with borrowings under the Senior Credit Facility (approximately $848,000 in borrowings).

   Capital expenditures, excluding the Hartman Acquisition, the Kilovac Purchase, the ibex Acquisition, the GRD Acquisition, the Wilmar Acquisition, the Corcom Merger and the CD Acquisition were $2.8 million in 1998, $2.1 million in 1997 and $2.4 million in 1996. In 1998, capital expenditures included approximately $182,000 for increased capacity, approximately $1.5 million for increased efficiency, approximately $712,000 for equipment replacement and rework and approximately $437,000 for new product development. In 1997, capital expenditures included approximately $609,000 for increased capacity, approximately $891,000 for increased efficiency, approximately $456,000 for equipment replacement and rework and approximately $190,000 for new product. In 1996, capital expenditures included approximately $1.5 million for increased capacity, approximately $318,000 for increased efficiency and approximately $644,000 for equipment replacement and rework. Acquisition spending totaled $47.7 million in 1998, $10.6 million in 1997 and $12.7 million in 1996. Capital expenditures for the Company for 1999 are expected to be approximately $4.5 million excluding the effect of any 1999 acquisitions.

   On March 19, 1999, the Company purchased all of the outstanding equity securities of Products Unlimited Corporation ("Products"), a marketer and manufacturer of relays, transformers and contactors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans in accordance with an amendment to the Senior Credit Facility, the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility. Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa and has approximately 1,000 employees.

   On June 19, 1998, the Company entered into the Senior Credit Facility, using a portion of such facility to finance the Corcom Merger and repay $7.4 million of debt on the Old Senior Credit Facility. The Senior Credit Facility enables the Company to borrow up to $60.0 million, subject to certain borrowing conditions. The Senior Credit Facility is available for general corporate and working capital purposes and to finance acquisitions and is secured by the Company's assets. The amount available for borrowings on the Senior Credit Facility at December 31, 1998 was $14.4 million. On September 18, 1997, the Company applied the proceeds of the Notes, together with borrowings under the Old Senior Credit Facility, to repay all outstanding obligations under the Old Credit Facility and to pay a dividend to the Parent. In connection with the Offering, the Company also paid to its existing senior lenders under the Old Credit Facility a success fee in the amount of approximately $1.5 million. In connection with the Offering, the Company also entered into the Old Senior Credit Facility, which enabled the Company to borrow up to $25.0 million, subject to certain borrowing conditions.

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

   Instruments governing the Company's indebtedness, including the Senior Credit Facility and the Indenture, contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company and its subsidiaries.

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

Disclosure Regarding Forward-Looking Statements

   Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the business acquired and potential misrepresentations from sellers), changes in business strategy or development plans, dependence on independent sales representatives and distributors, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers and a variety of other factors.

Year 2000 Compliance

   The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain data based information.

   The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Many of the Company's systems have hardware and packaged software recently purchased from large vendors who have represented that these systems are Year 2000 compliant. Internal and external resources are being used to make the required modifications and are expected to be completed and tested by June 30, 1999. The Company's major systems, including its manufacturing, general ledger and payroll systems have been due for upgrades in order to maintain vendor support. The Company, therefore, would be devoting the efforts of its internal resources to some or all of these projects through the normal course of business even if Year 2000 issues had not existed.

   The Company relies upon third parties for its operations including, but not limited to, suppliers of inventory, software, telephone service, electric power, water and financial services. The Company is in the process of communicating with these third parties with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Initial communications with these third parties is expected to be completed by June 30, 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. If it has been determined that a vendor will not be Year 2000 compliant in a timely manner, the Company will replace them with an alternative vendor. In most cases, there are more than one vendor which can satisfy the Company's purchasing requirements. In the case of no alternative suppliers being available, the Company will build inventory to maintain production until the situation can be resolved. The Company is verifying that its major customers are Year 2000 compliant. If it is determined that a customer will not be compliant in a timely manner, the Company may request C.O.D. terms. However, in most cases the Company believes that its records will be sufficient to ensure collectibility from their customers.

   The total cost to the Company of these Year 2000 Compliance activities is estimated to be less than $250,000, including any software upgrades, equipment upgrades or incidentals and is not anticipated to be material to its future financial position, results of operations or cash flows in any given year. All costs will be funded through its regular operating and financing activities. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Impact of New Accounting Pronouncements

   The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters beginning after June 15, 1999. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined at this time what impact, if any, that this new accounting standard will have on its financial statements.

Item 7A--Quantitative and Qualitative Disclosures about Market Risk

   The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through its regular operating and financing activities.

   The Company engages in neither speculative nor derivative financial or trading activities.

 Interest Rate Risk

   The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of a term loan ($33.0 million at December 31, 1998) and the revolving credit facility ($9.7 million at December 31, 1998), which bears interest at variable rates. (See Note 7 to the Consolidated financial statements). Borrowings under the Senior Credit Facility (both the term loan and revolving credit facility) bear interest based on the Lenders' Reference Rate (as defined in the Senior Credit Facility) or LIBOR Rate plus an applicable margin. While changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the future, existing amounts outstanding at December 31, 1998 are primarily at fixed rates. The Company, therefore, believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

   In September 1997, the Company consummated an offering of $95,000,000 aggregate principal amount of 10% Senior Subordinated Notes (the "Notes"), due 2004, (the "Offering"). The Company's Notes are at a fixed interest rate of 10%. As a result, a change in the fixed rate interest market would change the estimated fair market value of the Notes. The Company believes that a 10% change in the long term interest rate would not have a material effect on the Company's financial condition, results of operations and cash flows.

   While the Company historically has not used interest rate swaps, it may, in the future, use interest rate swaps to assist in managing the Company's overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.

 Foreign Currency Exchange Risk

   The Company has seven foreign subsidiaries or divisions, located in Mexico, Germany, Jamaica, Barbados and Hong Kong as well as a Joint Venture in India. The Company generates about 18% of its net sales from customers located outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

   The Company experiences foreign currency translation gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net gain resulting from foreign currency translations was $64,000 in 1998 compared to a loss of $4,000 and $2,000 in 1997 and 1996, respectively.

   The Company anticipates that it will continue to have exchange gains or loss from foreign operations in the future.

Item 8--Financial Statements and Supplementary Data

   The consolidated financial statements of the Company are filed as a separate section of this report.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

Item 10--Directors and Executive Officers of the Registrant

Executive Officers and Directors

   The executive officers and directors of the Company, and their ages and position with the Company as of December 31, 1998 are set forth below:

Name                     Age                    Position or Affiliation
----                     ---                    -----------------------
Ramzi A. Dabbagh........  64 Chairman of the Board, Chief Executive Officer, and Director
Michael A. Steinback....  44 President, Chief Operating Officer and Director
G. Daniel Taylor........  62 Executive Vice President of Business Development and Director
Richard L. Heggelund....  52 Chief Financial Officer
Michael J. Adams........  42 Vice President for Sales and Marketing
Theodore H. Anderson....  42 Vice President
Daniel R. McAllister....  45 Vice President
James R. Mikesell.......  56 Vice President
Carl R. Freas...........  60 Vice President
Brian P. Simmons........  38 Director
Andrew W. Code..........  40 Director
Steven R. Brown.........  29 Director
Jon S. Vesely...........  33 Director
Donald E. Dangott.......  66 Director

   The present principal occupations and recent employment history of each of the executive officers and directors of the Company listed above are set forth below:

   Ramzi A. Dabbagh is the Chairman of the Board and Chief Executive Officer of the Company. He served as President of Communications Instruments from 1982 to 1995. Mr. Dabbagh served as President and Chairman of the National Association of Relay Manufacturers ("NARM") from 1991 to 1993 and has been a director of NARM since 1990.

   Michael A. Steinback became President of the Company in 1998, Chief Operating Officer of CII and a director of the Company in 1995. He served as the Vice President of Operations of CII from 1994 to 1995. From 1990 to 1993, Mr. Steinback was Vice President of Sales and Marketing for CP Clare Corporation. Mr. Steinback has served on the Board of Directors of NARM for two years.

   G. Daniel Taylor has been the Executive Vice President of Business Development of the Company since 1995 and a director of the Company since 1993. He served as a director of Kilovac from 1995 to 1997. He joined the Company in 1981 as Vice President of Engineering and Marketing and became Executive Vice President in 1984. He has served as the Company's representative to NARM and has acted as an advisor to the National Aeronautics and Space Administration ("NASA") for relay applications and testing procedures since 1967.

   Richard L. Heggelund became Chief Financial Officer of the Company in 1998. Prior to joining the Company, Mr. Heggelund was Vice President of Finance for the Abex/NWL division of Parker Hannifin Corporation. Prior to that he was Vice President and Chief Financial Officer of Power Control Technologies Inc. and Abex NWL Aerospace which were acquired by Parker Hannifin Corporation. From 1988 to 1995, Mr. Heggelund was Vice President and Chief Financial Officer of Datron Inc., an aerospace/defense manufacturer. Mr. Heggelund graduated from the University of Wisconsin-Madison with a B.B.A. degree in Accounting.

   Michael J. Adams joined the Company in 1998 as Vice President of Sales and Marketing after six years with Square D Company, his last position being Operations Manager of its Asheville, North Carolina Facility. Mr. Adam's prior experience includes the establishment of the OEM business with Square D and the Director of Marketing for Square D's residential business.

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

   Daniel R. McAllister has served as Vice President of the Company and Vice President of Manufacturing and Engineering of Kilovac since the Kilovac Acquisition in 1995 and had served as Vice President of Product Development of Kilovac since 1990.

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

   Steven R. Brown is a Vice President of Code, Hennessy & Simmons, Inc. Mr. Brown was employed by Heller Financial from 1991 until 1994, at which time he joined Code, Hennessy & Simmons, Inc. Mr. Brown held various positions within Heller's commercial leveraged lending and real estate departments.

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

Item 11--Executive Compensation

Executive Compensation

   The following sets forth a summary of all compensation paid to the chief executive officer and the three other executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended December 31, 1998.

                           Summary Compensation Table

                              Annual                        Long Term
                           Compensation                   Compensation
                         ----------------              -------------------
                                                           Securities
Name and Principal                        Other Annual     Underlying         All Other
Position                  Salary   Bonus  Compensation Options/SAR's (#'s) Compensation (1)
------------------       -------- ------- ------------ ------------------- ----------------
Ramzi A. Dabbagh (4).... $198,616 $76,667   $25,121            495              $7,680
 Chairman, and Chief
  Executive Officer
Michael A. Steinback.... $163,411 $62,062   $28,280            350              $  902
 President and Chief
  Operating Officer
G. Daniel Taylor (4).... $127,426 $49,235   $13,707            264              $4,689
 Executive Vice
  President of Business
  Development
Richard L. Heggelund
 (2).................... $ 43,978 $ 2,240      None           None              $  710
 Chief Financial Officer
Michael J. Adams........ $120,170 $60,638   $ 7,150           None              $  642
 Vice President of Sales
  And Marketing
David Henning (3)....... $113,011 $55,025   $ 6,000            190              $1,682
 Vice President Finance
  Corcom

--------
(1) These amounts represent insurance premiums paid by the Company with respect to term life insurance.
(2) Mr. Heggelund joined the Company as Chief Financial Officer on September 7, 1998
(3) Mr. Henning left his position as Chief Financial Officer on September 6,
    1998
(4) The Company maintains key-man life insurance on Messrs. Dabbagh and Taylor and has agreed to pay out of the proceeds of such policy three years' salary to the estate of either officer in the event of the death of such officer.

                                                                    Potential realizable value at
                                                                    assumed Annual rates of stock
                                                                    price appreciation For option
                               Individual Grants                                term
                         -----------------------------              -----------------------------
                          Number of   Percent of total
                          Securities    Options/SARs
                          Underlying     Granted to      Exercise
                         Options/SARs   Employees in     of base
Name                      Granted (#)   fiscal year    Price ($/Sh) Expiration Date 5%($)  10%($)
----                     ------------ ---------------- ------------ --------------- ------ ------
Ramzi A. Dabbagh........     495            18.6%         $10.00       12/31/07     $1,027 $1,312
Michael A. Steinback....     350            13.2%         $10.00       12/31/07     $  726 $  928
G. Daniel Taylor........     264             9.9%         $10.00       12/31/07     $  548 $  700
David Henning...........     190             7.1%         $10.00       12/31/07     $  394 $  504


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

Employment Agreements

   The Company is party to an employment agreement with Mr. Steinback which expires in April, 1999 and is subject to automatic renewal unless either the Company or Mr. Steinback elects to terminate such agreement. Mr. Steinback is entitled to receive an annual salary (subject to annual review) of approximately $172,000, annual auto allowances, and other standard employee benefits applicable to the Company's other executive officers, and is entitled to participate in the Company's executive bonus plan. Mr. Steinback is entitled to receive full salary and benefits for a year if he is terminated at any time during such year.

Stock Option Plan

   Parent has established a stock option plan (the "Plan") which provides for the granting of options and other stock-based awards to officers and employees of Parent and the Company representing up to 5.4% of Parent's outstanding capital stock on a fully-diluted basis. The Company granted 2,658 shares under the Plan during 1998. All stock options were granted at an exercise price of $10.00 per share, which was the price of the Parent's stock at the time of the Recapitalization.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   Parent owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information regarding beneficial ownership of the common stock of Parent after the consummation of the Recapitalization by
(i) each stockholder who owns beneficially more than 5% of the outstanding capital stock of Parent and (ii) each director, each Named Executive Officer and all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, each stockholder listed below has informed the Company that such stockholder has sole voting and investment power with respect to the shares of common stock of the Parent beneficially owned by such stockholder.

                                                      Shares of Parent Common
                                                               Stock
                                                      Beneficially Owned (1)
                                                      ------------------------
Name and Address                                        Number       Percent
----------------                                      ------------ -----------
Code, Hennessy & Simmons III, L. P. (2)..............      736,180       72.6%
TCW/Crescent Mezzanine, L.L.C. (3)...................       90,101        8.8%
Ramzi A. Dabbagh (4).................................       48,330        4.8%
Michael A. Steinback (4).............................       30,713        3.0%
G. Daniel Taylor (4).................................       20,176        2.0%
Richard L. Heggelund (4).............................        2,264        0.2%
Michael J. Adams (4).................................        2,000        0.2%
David Henning (4)....................................       10,940        1.1%
Brian P. Simmons (5) (6).............................      736,180       72.6%
Andrew W. Code (5) (6)...............................      736,180       72.6%
Jon S. Vesely (6)....................................          --         --
                                                      ------------  ---------
Steven R. Brown (6)..................................          --         --
                                                      ------------  ---------
Donald E. Dangott....................................        5,600      *
Directors and executive officers as a group (14
 persons)............................................      873,200       85.3%

--------
*  Amount represents less than 2% ownership
(1) Pursuant to rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2) The address of Code, Hennessy & Simmons III, L. P. is 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.
(3) Includes shares of common stock held by certain affiliates of TCW/Crescent Mezzanine, L.L.C. ("TCW/Crescent LLC") listed herein, and also includes 10,101 shares of common stock that TCW will have the right to acquire upon exercise of certain warrants issued to TCW in connection with the Recapitalization, TCW/Crescent LLC is the general partner of (i) TCW/Crescent Mezzanine Partners, L. P. (the "L. P."), which holds 6.0% of the Parent's outstanding common stock and (ii) TCW/Crescent Mezzanine Investment Partners, L. P. (the "Investment L. P."). The managing owner of TCW/Crescent Mezzanine Trust (the "Trust") is TCW/Crescent LLC. The general partner of TCW Shared Opportunity fund II, L. P. ("SHOP II") is TCW Investment Management Corporation ("TIMCO"). The investment adviser of TCW leveraged Income Trust, L. P. ("LINC") is TIMCO. The investment adviser of Crescent/Mach I Partners, L. P. ("MACH I") is TCW Asset Management Company ("TAMCO"). The entities referred to above are hereinafter collectively referred to as "TCW". TCW holds 100% of the Parent's outstanding warrants to purchase 10,101 shares of common stock; the L. P. holds 67.6% of the warrants, and the Trust holds 20.6% of the warrants. Messrs. Mark Attanasio, Robert Beyer, Jean-Marc Chapus and Mark Gold are portfolio managers of one or more of the L. P. Investment L. P., trust, SHOP II, MACH I or LINC, and with respect to such entities, exercise voting and dispositive powers on their behalf. The address of TCW is 11100 Santa Monica Boulevard, Suite 200, Los Angeles, California 94111.
(4) The address of each such person is c/o CII Technologies Inc., 1396 Charlotte Highway, Fairview, North Carolina 28730.
(5) All of such shares are held of record by Code, Hennessy & Simmons III, L.
    P. Messrs. Simmons and Code are officers, directors and stockholders of Code, Hennessy & Simmons, Inc., the sole general partner of CHS Management III, L. P., the sole general partner of Code, Hennessy & Simmons III, L. P. Messrs. Simmons and Code disclaim beneficial ownership of such shares.
(6) The address of each such person is c/o Code, Hennessy & Simmons, Inc., 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.

Item 13--Certain Relationships and Related Transactions

Management Agreement

   In connection with the Recapitalization, the Company entered into a Management Agreement with CHS Management III, L. P. ("CHS Management"), an affiliate of Code, Hennessy & Simmons, Inc. pursuant to which CHS Management will provide financial and management consulting services to the Company and receive a monthly fee of $41,667. In addition, pursuant to the Management Agreement, the Company paid $500,000 to CHS Management at the closing of the Transactions as compensation for services rendered in connection with the Transactions. The Management Agreement also provides that when and as the Company consummates the acquisition of other businesses, the Company will pay to CHS Management a fee equal to one percent of the acquisition price of each such business as compensation for services rendered by CHS Management to the Company in connection with the consummation of such acquisition. The Company paid $300,000 to CHS Management at the time of the Corcom Merger for services rendered in connection with the Merger. The term of the Management Agreement is five years, subject to automatic renewal unless either CHS Management or the Company elects to terminate; provided that the Management Agreement will terminate automatically upon the occurrence of a change of control of the Company. The Company believes that the fees to be paid to CHS Management for the professional services to be rendered are at least as favorable to the Company as those which could be negotiated with an unrelated third party. The Company also reimburses CHS Management for expenses incurred in connection with its services rendered to the Company and Parent.

Stockholders Agreement

   In connection with the Recapitalization, Parent's stockholders entered into a Stockholders Agreement. This agreement provides, among other things, for the nomination of and voting for at least seven directors of Parent by Parent's stockholders. The Stockholders Agreement also provides the number of directors (subject to a minimum of seven) to be determined by Code, Hennessy & Simmons, Inc. The following individuals were initially designated by Code, Hennessy & Simmons, Inc. to serve as directors of Parent: Ramzi A. Dabbagh, Michael A. Steinback, G. Daniel Taylor, Brian P. Simmons, Andrew W. Code, Jon
S. Vesely, and Steve R. Brown. See "Item 10--"Directors and Executive Officers of the Registrant."

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

Recapitalization

   In connection with the Recapitalization, and subject to certain adjustments, Messrs. Dabbagh, Steinback, Taylor, and Henning received approximately $3.6 million, $1.21 million, $1.8 million, and $435,000, respectively, in net cash proceeds from their sale of shares of Parent and Parent's repayment of indebtedness owing to them. Upon the satisfaction of certain conditions, Messrs. Dabbagh, Steinback, Taylor and Henning could receive from funds escrowed at the time of the consummation of the Transactions approximately $251,000, $115,000, $148,000 and $41,000, respectively, in net cash proceeds.

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

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Communications Instruments,

                             Inc. and Subsidiaries

                   Consolidated Financial Statements for the
                  Years Ended December 31, 1996, 1997 and 1998
                        and Independent Auditors' Report

                          INDEPENDENT AUDITORS' REPORT

Communications Instruments, Inc.:

   We have audited the accompanying consolidated balance sheets of Communications Instruments, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income, stockholder's deficiency, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Greenville, South Carolina

March 30, 1999

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except share amounts)

                                                              December 31,
                                                            ------------------
                          ASSETS                              1997      1998
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $    298  $    469
  Accounts receivable (less allowance for doubtful
   accounts: 1997--$796; 1998--$479).......................   11,602    15,598
  Inventories..............................................   19,377    26,656
  Deferred income taxes....................................    2,130     2,246
  Other current assets.....................................    1,334     1,622
                                                            --------  --------
    Total current assets...................................   34,741    46,591
                                                            --------  --------
Property, plant and equipment, net.........................   16,824    22,841
                                                            --------  --------
Other assets:
  Cash restricted for environmental remediation............      445       340
  Environmental settlement receivable......................    1,160     1,220
  Goodwill (net of accumulated amortization: 1997--$874;
   1998--$1,872)...........................................   16,010    39,971
  Intangible assets, net...................................    6,969    18,705
  Other noncurrent assets..................................      134       213
                                                            --------  --------
    Total other assets.....................................   24,718    60,449
                                                            --------  --------
Total assets............................................... $ 76,283  $129,881
                                                            ========  ========

         LIABILITIES AND STOCKHOLDER'S DEFICIENCY
         ----------------------------------------
Current liabilities:
  Accounts payable......................................... $  4,753  $  7,405
  Accrued interest.........................................    2,820     2,799
  Other accrued liabilities................................    5,844     6,792
  Current portion of long-term debt........................       56     5,637
                                                            --------  --------
    Total current liabilities..............................   13,473    22,633
Long-term debt.............................................  101,566   133,044
Accrued environmental remediation costs....................    2,364     2,353
Deferred income taxes......................................    1,862     7,041
Other liabilities..........................................      612       665
                                                            --------  --------
    Total liabilities......................................  119,877   165,736
                                                            --------  --------
Commitments and contingencies
Stockholder's deficiency:
  Common stock--$.01 par value; 1,000 shares authorized,
   issued and outstanding..................................      --        --
  Additional paid-in capital...............................   12,317    17,317
  Accumulated deficit......................................  (55,827)  (53,194)
  Accounts receivable--due from Parent.....................      (42)      --
  Accumulated other comprehensive income (loss)............      (42)       22
                                                            --------  --------
    Total stockholder's deficiency.........................  (43,594)  (35,855)
                                                            --------  --------
Total liabilities and stockholder's deficiency............. $ 76,283  $129,881
                                                            ========  ========

                See notes to consolidated financial statements.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1996     1997      1998
                                                     -------  -------  --------
Net sales..........................................  $66,336  $89,436  $120,030
Cost of sales......................................   46,779   59,601    81,285
                                                     -------  -------  --------
Gross margin.......................................   19,557   29,835    38,745
                                                     -------  -------  --------
Operating expenses:
  Selling expenses.................................    4,903    6,077     8,635
  General and administrative expenses..............    5,464    7,432     8,935
  Research and development expenses................    1,011    1,090     1,328
  Amortization of goodwill and other intangible
   assets..........................................      543      648     1,769
  Acquisition related expenses.....................      --       260       --
                                                     -------  -------  --------
    Total operating expenses.......................   11,921   15,507    20,667
                                                     -------  -------  --------
Operating income...................................    7,636   14,328    18,078
Interest expense and other financing costs, net....   (5,055)  (6,573)  (12,552)
Other income (expense), net........................      201      (17)     (171)
Cancellation fees..................................      --      (800)      --
                                                     -------  -------  --------
Income before income taxes, minority interest and
 extraordinary item................................    2,782    6,938     5,355
Income tax expense.................................    1,120    2,836     2,371
                                                     -------  -------  --------
Income before minority interest and extraordinary
 item..............................................    1,662    4,102     2,984
Income applicable to minority interest in
 subsidiary........................................      (33)     (55)      --
                                                     -------  -------  --------
Income before extraordinary item...................    1,629    4,047     2,984
Extraordinary item--loss on early extinguishment of
 debt (net of income tax benefit: 1997--$266;
 1998--$234).......................................      --      (398)     (351)
                                                     -------  -------  --------
Net income.........................................    1,629    3,649     2,633
Other comprehensive income (loss):
Foreign currency translation adjustment............       (2)      (4)       64
                                                     -------  -------  --------
Comprehensive income...............................  $ 1,627  $ 3,645  $  2,697
                                                     =======  =======  ========

                See notes to consolidated financial statements.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY (Dollars in thousands)

                                                                Accounts   Accumulated
                          Common Stock  Additional             Receivable     Other
                          -------------  Paid-in   Accumulated  Due From  Comprehensive
                          Shares Amount  Capital     Deficit     Parent   Income (loss)
                          ------ ------ ---------- ----------- ---------- -------------
BALANCES AT DECEMBER 31,
 1995...................  1,000   $--    $12,317    $ (1,744)    $(244)       $(36)
  Currency translation
   loss, net............    --     --        --          --        --           (2)
  Advances to Parent,
   net..................    --     --        --          --       (170)        --
  Net income............    --     --        --        1,629       --          --
                          -----   ----   -------    --------     -----        ----
BALANCES AT DECEMBER 31,
 1996...................  1,000    --     12,317        (115)     (414)        (38)
  Currency translation
   loss, net............    --     --        --          --        --           (4)
  Repayments by Parent,
   net..................    --     --        --          --        372         --
  Dividend to Parent....    --     --        --      (59,361)      --          --
  Net income............    --     --        --        3,649       --          --
                          -----   ----   -------    --------     -----        ----
BALANCES AT DECEMBER 31,
 1997...................  1,000    --     12,317     (55,827)      (42)        (42)
  Currency translation
   gain, net............    --     --        --          --        --           64
  Contributions from
   Parent...............    --     --      5,000         --        --          --
  Repayments by Parent,
   net..................    --     --        --          --         42         --
  Net income............    --     --        --        2,633       --          --
                          -----   ----   -------    --------     -----        ----
BALANCES AT DECEMBER 31,
 1998...................  1,000   $--    $17,317    $(53,194)    $ --         $ 22
                          =====   ====   =======    ========     =====        ====



                See notes to consolidated financial statements.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income.....................................  $  1,629  $  3,649  $  2,633
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization................     3,551     4,320     6,928
   Extraordinary loss...........................       --        664       585
   Deferred income taxes........................      (500)     (401)     (471)
   Minority interest............................        33        55       --
   Loss (gain) on disposal of assets............      (386)       (5)       54
   Other........................................         1        11       (12)
   Changes in operating assets and liabilities,
    net of effects of acquisitions:
     Decrease (increase) in accounts
      receivable................................     1,175    (1,812)      667
     Decrease (increase) in inventories.........       607     2,023      (614)
     Decrease (increase) in other current
      assets....................................       432      (605)      434
     Increase (decrease) in accounts payable....     1,462      (781)    1,129
     Increase (decrease) in accrued
      liabilities...............................       554       (24)   (1,873)
     Changes in other assets and liabilities....       (60)     (656)     (228)
                                                  --------  --------  --------
      Net cash provided by operating
       activities...............................     8,498     6,438     9,232
                                                  --------  --------  --------
Cash flows from investing activities:
 Acquisition of businesses and product lines,
  net of cash acquired..........................   (12,678)  (10,561)  (47,675)
 Investment in joint venture....................      (167)      --        (95)
 Proceeds from sale of assets...................       746        18        22
 Purchases of property, plant and equipment.....    (2,449)   (2,146)   (2,795)
                                                  --------  --------  --------
      Net cash used in investing activities.....   (14,548)  (12,689)  (50,543)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of bonds................  $    --   $ 95,000  $    --
 Net borrowings (repayments) under lines of
  credit........................................       --     (2,674)    3,900
 Borrowings under long-term debt agreements.....    11,266       --     35,100
 Principal payments under long-term debt
  agreements....................................    (3,456)  (22,125)   (2,000)
 Payments of capital leases.....................      (640)      (23)      (88)
 Payment of loan fees...........................      (346)   (4,763)     (843)
 Payments of amounts owed to former stockholders
  of subsidiary.................................      (745)      --       (226)
 Additional paid in capital (from Parent).......       --        --      5,000
 Dividend to Parent.............................       --    (59,361)      --
 Repayments from (advances to) Parent...........      (104)      372       500
 Other..........................................        (2)        7       139
                                                  --------  --------  --------
      Net cash provided by financing
       activities...............................     5,973     6,433    41,482
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................       (77)      182       171
Cash and cash equivalents, beginning of year....       193       116       298
                                                  --------  --------  --------
Cash and cash equivalents, end of year..........  $    116  $    298  $    469
                                                  ========  ========  ========
See notes 7 and 9 for interest and taxes paid,
 respectively

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

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (UNLESS SPECIFIED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1. BUSINESS DESCRIPTION, RECAPITALIZATION and ACQUISITIONS

Business Description

   Communications Instruments, Inc. and Subsidiaries (the "Company") is engaged in the design, manufacture and distribution of electromechanical, electronic and filter products, which include high performance relays, general purpose relays, solenoids and EFI filters for the commercial/industrial equipment, commercial airframe, defense/aerospace, communications, automotive and automatic test equipment industries. Manufacturing and assembly operations are performed primarily in North Carolina, California, Virginia, Ohio, Illinois, Texas, Germany and Juarez, Mexico. The Company is a wholly owned subsidiary of CII Technologies Inc. (the "Parent").

Recapitalization

   On September 18, 1997, the Company entered into a series of recapitalization transactions (collectively, the "Transactions"). These transactions are described below.

   Code, Hennessy & Simmons III, L.P., certain members of Company management and certain other investors (collectively, the "New Investors") acquired approximately 87% of the capital stock of the Parent. Certain of the Parent's existing stockholders, including certain members of management, retained approximately 13% of the Parent's capital stock (collectively, the "Recapitalization").

   Concurrently, the Company issued $95.0 million of 10% Senior Subordinated Notes due 2004 (the "Old Notes") pursuant to an Indenture, dated September 18, 1997, by and among Communications Instruments, Inc., Kilovac, Kilovac International, Inc. ("Kilovac International") and Norwest Bank Minnesota, National Association (the "Indenture") through a private placement offering permitted by Rule 144A of the Securities Act of 1933, as amended (the "Offering"). On January 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the registration of its 10% Senior Subordinated Notes due 2004, Series "B" (the "Notes") to be issued in exchange for the Old Notes (the "Exchange"). The registration statement became effective on January 30, 1998 and the Exchange was completed on March 9, 1998.

   Also, on September 18, 1997, the Company borrowed approximately $2.7 million pursuant to a new senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million (the "Old Senior Credit Facility").

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

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

Acquisitions

   Acquisitions, unless otherwise noted below, are accounted for as purchases. The purchase prices are allocated to the assets acquired and liabilities assumed based on their relative fair values, and any excess cost is allocated to goodwill. The fair value of significant property, plant and equipment and intangibles and other assets acquired are determined generally by appraisals.

 Hartman Electrical Division

   On July 2, 1996, the Company purchased certain assets and assumed certain liabilities of the Hartman Electrical Division ("Hartman") of Figgie International, Inc. for an aggregate purchase price of approximately $13.024 million including acquisition costs of approximately $1.0 million (the "Hartman Acquisition"). Hartman is a manufacturer and marketer of high current electromechanical relays for critical applications in the military and commercial aerospace markets. The transaction was financed through additional borrowings of approximately $13.0 million on the Old Credit Facility.

 Kilovac Corporation 20% Purchase

   On September 18, 1997, the Company purchased for approximately $4.5 million the remaining 20% of the outstanding stock of Kilovac Corporation ("Kilovac") that the Company did not then own (the "Kilovac Purchase"). The transaction was financed through proceeds from the Recapitalization and the issuance of senior subordinated notes.

   On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.681 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($694 and $468 , net of tax at December 31, 1997 and 1998) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

 ibex Aerospace Inc.

   On October 31, 1997, the Company acquired certain assets and assumed certain liabilities of ibex Aerospace Inc. ("ibex") for approximately $2.0 million (the "ibex Acquisition"). Of the $2.0 million, approximately $1.3 million was paid at closing. The Company issued a noninterest bearing note payable to the sellers in the amount of $850 (discounted to $697) for the remainder of the purchase price. This note is payable on October 31, 1999. Ibex was a manufacturer and marketer of high current electromechanical relays for critical applications in the military and commercial aerospace markets. In 1998, ibex was consolidated into Hartman. The transaction was financed through a draw on the Company's Old Senior Credit Facility and the issuance of the note payable to the sellers discounted to $697.

   Pro forma financial information is not presented relating to the ibex Acquisition as this entity was not a significant subsidiary of the Company in 1997.

 Genicom Relays Division

   On December 1, 1997, the Company acquired certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). GRD, located in Waynesboro, Virginia, is a manufacturer of high performance signal relays. The GRD Acquisition was financed by a draw on the Company's Old Senior Credit Facility.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

   The Company has announced the relocation of the manufacturing in its Waynesboro, VA facility to its facilities in North Carolina. These plans were finalized in late 1998. The relocation will be completed by the end of 1999. The estimated costs of this facility relocation, including estimated costs of employee separation and preparing the North Carolina facilities for the relocation, are approximately $1.0 million. Management expects that a significant portion of these costs will be expensed as incurred during 1999.

 Wilmar Electronics Inc.

   On May 6, 1998, the Company purchased certain assets and assumed certain liabilities of Wilmar Electronics Inc. ("Wilmar") for approximately $2.1 million (the "Wilmar Acquisition"). Wilmar was a producer of high performance protective relays. Wilmar was consolidated into the Company's Kilovac subsidiary in June 1998. The Wilmar Acquisition was financed with a draw on the Company's Old Senior Credit Facility.

   Pro forma financial information is not presented relating to the Wilmar Acquisition as this entity was not a significant subsidiary of the Company in 1998.

 Corcom, Inc.

   On June 19, 1998, the Company acquired all of the outstanding capital stock of Corcom, Inc., an Illinois corporation ("Corcom") pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid-in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

   The allocation of purchase price is subject to final determination based on changes in certain estimates that may occur within the first year of operations. Management believes that there will be no material changes to the allocation of the purchase price.

 Cornell Dubilier

   On July 24, 1998, the Company purchased certain assets and assumed certain liabilities of the Cornell Dubilier electronics relay division ("CD") for $848 (the "CD Acquisition"). During 1998, CD was consolidated into the Midtex Division. The CD Acquisition was financed through a draw on the Company's Senior Credit Facility.

   Pro forma financial information is not presented relating to the CD Acquisition as this entity was not a significant subsidiary of the Company in 1998.

   The following summarizes the purchase price allocations as of the respective dates of acquisition:

                           Hartman   Kilovac     ibex         GRD       Wilmar     Corcom       CD
                         Acquisition Purchase Acquisition Acquisition Acquisition  Merger   Acquisition
                         ----------- -------- ----------- ----------- ----------- --------  -----------
Current assets..........   $10,229    $   47    $1,041      $3,887      $  381    $ 12,761     $505
Property, plant and
 equipment..............     3,172       169       150       2,045          80       7,374       82
Intangibles and other
 assets.................     3,799     4,577     1,762          24       2,023      35,550      380
Liabilities assumed.....    (4,176)     (293)     (965)     (1,273)       (356)    (10,635)    (119)
                           -------    ------    ------      ------      ------    --------     ----
Purchase price, net of
 acquired cash..........   $13,024    $4,500    $1,988      $4,683      $2,128    $ 45,050     $848
                           =======    ======    ======      ======      ======    ========     ====

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

   The following unaudited 1996 pro forma financial information shows the results of operations of the Company as though the Hartman Acquisition, the Kilovac Purchase, the Transactions and the GRD Acquisition occurred as of January 1, 1996. The following unaudited 1997 pro forma financial information shows the results of operations of the Company as though the Kilovac Purchase, the Transactions, the GRD Acquisition and the Corcom Merger occurred as of January 1, 1997. The following unaudited 1998 pro forma financial information shows the results of operations as though the Corcom Merger occurred as of January 1, 1998. These results include, but are not limited to, the straight line amortization of excess purchase price over the net assets acquired over a thirty year period and an increase in interest expense as a result of the debt borrowed to finance the transactions.

                                                      1996      1997     1998
                                                     -------  -------- --------
      Net sales..................................... $90,812  $140,568 $136,314
      Operating income..............................   8,654    18,862   18,339
      Income (loss) before extraordinary item.......  (2,671)    1,306    1,878
      Net income (loss).............................  (2,671)      908    1,527

   The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Corcom Merger taken place on January 1, 1998, had the Kilovac Purchase, the Transactions, the GRD Acquisition and the Corcom Merger taken place on January 1, 1997, or had the Hartman Acquisition, the Kilovac Purchase, the Transactions and the GRD Acquisition taken place on January 1, 1996 or (ii) future results of operations of the combined businesses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation--The accompanying consolidated financial statements include Communications Instruments, Inc. and its wholly owned subsidiaries, Electro-Mech S.A., Kilovac and Corcom. All intercompany transactions have been eliminated in consolidation.

   Cash and Cash Equivalents--All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

   Investment--In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and subassemblies in India for the domestic Indian market and global markets. The Company accounts for the joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The balance of the investment in the joint venture at December 31, 1997 and 1998, was $108 and $171, respectively.

   Revenue Recognition--Except as stated below, sales and the related cost of sales are recognized upon shipment of products sold, net of estimated discounts and allowances.

   Certain sales of Kilovac, which constitute an immaterial component of total consolidated sales, represent revenues received under long-term fixed price development contracts. Revenues under these contracts are recognized based on the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Costs in excess of contract revenues on cost sharing development contracts are expensed in the period incurred as costs of sales. Provision for estimated losses, if any, on fixed price contracts is made in the period such losses are determined by management.

   Certain sales of Hartman represent revenues received under long-term commercial and governmental contracts. Provision for estimated losses, if any, on long-term contracts is made in the period such losses are determined by management.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

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

   Allowance for Doubtful Accounts--Allowance for doubtful accounts is provided based on management's assessment of collectibility of the Company's accounts receivable and historical experience. The changes in the allowance for doubtful accounts receivable consist of the following at December 31:

                                                            1996   1997  1998
                                                            -----  ----  -----
      Allowance, beginning of year......................... $ 420  $466  $ 796
      Provision for (recovery of) uncollectible accounts...    93   428    (42)
      Write-off of uncollectible accounts, net.............  (147)  (98)  (383)
      Effect of acquisitions and other.....................   100   --     108
                                                            -----  ----  -----
      Allowance, end of year............................... $ 466  $796  $ 479
                                                            =====  ====  =====

   The write-off of uncollectible accounts in 1998 relates primarily to one customer receivable balance, which was provided for during 1997. The Company settled the claim made by this customer during 1998.

   Inventories--Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Property, Plant and Equipment--Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years.

   Goodwill--Goodwill represents the excess of cost over net assets acquired and is being amortized by the straight-line method over the estimated period benefited of thirty years due to the long life cycles of the products. The Company evaluates goodwill for impairment based on anticipated undiscounted future cash flows.

   Intangible Assets--Intangible assets are amortized on a straight-line basis over the estimated lives of the related assets or, in the case of the debt issuance costs, using a method which approximates the effective interest method over the life of the related debt issue.

   Income Taxes--The Company accounts for income taxes using an asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. The Company files a consolidated Federal income tax return with the Parent. Current and deferred tax expenses are allocated to the Company from the Parent as if the Company filed a separate tax return.

   Long-lived Assets--The Company analyzes the carrying value of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   Research and Development--Research and development costs are charged to expense as incurred.

   Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES reporting period. Actual results could differ from those estimates. Examples of significant estimates and assumptions made in the preparation of these financial statements include the Company's allowance for doubtful accounts, reserves for inventory obsolescence, fair values of assets acquired and liabilities assumed in connection with purchase business combinations, accrual for environmental remediation costs, and provision for losses, if any, to be incurred on fixed price sales contracts.

   Fair Value of Financial Instruments--The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values at December 31, 1997 and 1998, due to their nature. The fair value of the Company's Senior Credit Facility (as defined) is estimated using the current rates that would be available for borrowing a like amount from the bank and the fair value of the Notes (as defined) is estimated based on quoted market prices.

   Accumulated Other Comprehensive Income (Loss)--Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation adjustments. Financial information related to foreign operations is translated into US dollars based on exchange rates as obtained from a local U.S. bank and The Wall Street Journal. Assets and liabilities are translated based on rates in effect on the balance sheet date. Income statement amounts are translated using average exchange rates in effect during the period. The income tax effect of the foreign currency translation adjustments was not material for any year during the three year period ended December 31, 1998.

   New Accounting Standard--The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters beginning after June 15, 1999. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined at this time what impact, if any, that this new accounting standard will have on its financial statements.

   Reclassifications--Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

3. INVENTORIES

   Inventories consist of the following at December 31:

                                                               1997     1998
                                                              -------  -------
      Finished goods......................................... $ 2,882  $ 6,786
      Work-in-process........................................   8,981    9,093
      Raw materials and supplies.............................  12,520   17,401
      Reserve for obsolescence...............................  (5,006)  (6,624)
                                                              -------  -------
          Total.............................................. $19,377  $26,656
                                                              =======  =======

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following at December 31:

                                                                1997     1998
                                                               -------  -------
      Land and land improvements.............................. $   655  $ 1,450
      Buildings...............................................   2,645    3,290
      Machinery and equipment.................................  23,577   32,715
      Construction in progress................................     662      489
                                                               -------  -------
                                                                27,539   37,944
      Less accumulated depreciation........................... (10,715) (15,103)
                                                               -------  -------
          Total............................................... $16,824  $22,841
                                                               =======  =======

   Property, plant and equipment generally are depreciated using the following lives: land improvements--7 years, buildings--20 years and machinery and equipment--3 to 8 years.

5. INTANGIBLE ASSETS

   Intangible assets consist of the following at December 31:

                                                                      Range of
                                                     1997    1998    Asset Lives
                                                    ------  -------  -----------
      Debt issuance costs.......................... $4,763  $ 4,937       5-7
      Covenants not to compete.....................    380      675     2.5-5
      Patents and patent application...............  2,069    6,534     11-17
      Trademarks...................................    450    5,085        30
      Acquired workforce...........................    --     1,390         5
      Acquired customer base.......................    --     1,710        14
      Acquired computer software                       --       290         4
      Other........................................      3        3         5
                                                    ------  -------
                                                     7,665   20,624
      Less accumulated amortization................   (696)  (1,919)
                                                    ------  -------
          Total.................................... $6,969  $18,705
                                                    ======  =======

6. OTHER ACCRUED LIABILITIES

   Significant items comprising this account balance at December 31, 1997 and 1998, respectively, were accrued loss contingencies related to long-term sales contracts of $573 and $150, accrued warranty liabilities of $736 and $391, and accrued vacation liabilities of $1,011 and $1,087, respectively.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT

   Long-term debt consists of the following at December 31:

                                                              1997      1998
                                                            --------  --------
Senior Credit Facility term loan payable to a bank due in
 quarterly installments of $1,000 from March 31, 1999
 through June 30, 1999, $1,375 from September 30, 1999
 through June 30, 2000, $1,750 from September 30, 2000
 through June 30, 2001, $2,125 from September 30, 2001
 through June 30, 2002, and $2,500 from September 30, 2002
 to the final $2,500 payment on June 19, 2003. Interest is
 at base rate, or LIBOR rate, plus applicable margin.       $    --   $ 33,000
Senior Credit Facility revolving loan payable to a bank
 due June 19, 2003. Interest at base rate, or LIBOR rate,
 plus applicable margin.                                         --      9,700
Old Senior Credit Facility revolving loan payable to a
 bank, repaid in 1998. Interest at base rate, or LIBOR
 rate, plus applicable margin.                                 5,800       --
10% Senior Subordinated Notes due 2004, Series "B"            95,000    95,000
Note payable to former owners of ibex Aerospace Inc., non-
 interest bearing note discounted using 10% interest rate,
 due October 31, 1999                                            708       782
Note payable to the City of Mansfield, 6% interest rate,
 due in four equal annual installments of $25 to the final
 payment on May 22, 2002                                         --        100
Obligations under capital leases                                 114        99
                                                            --------  --------
                                                             101,622   138,681
Less--current portion                                            (56)   (5,637)
                                                            --------  --------
    Total                                                   $101,566  $133,044
                                                            ========  ========

   Debt maturities at December 31, 1998 are as follows:

      1999............................................................. $  5,637
      2000.............................................................    6,294
      2001.............................................................    7,775
      2002.............................................................    9,275
      2003.............................................................   14,700
      Thereafter.......................................................   95,000
                                                                        --------
          Total........................................................ $138,681
                                                                        ========

   The Company has a borrowing arrangement with a bank which provides for a maximum credit facility of $60.0 million (including $3.0 million for stand-by letters of credit), limited by outstanding indebtedness under the initial $35.0 million term loan agreement, or availability under the borrowing base, as defined in the loan agreement (the "Senior Credit Facility"). The amount available for borrowings under the Senior Credit Facility at December 31, 1998 was approximately $14.4 million. All funds may be borrowed as either a base rate loan, or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate is the higher of a Reference Rate (as defined in the Senior Credit Facility) or the federal funds rate plus 1/2%. At December 31, 1998, LIBOR borrowing rates ranged from 7.625%-8.125%. At December 31, 1998, the base-rate borrowing rate was a 9.25%. The weighted average borrowing rate on the Senior Credit Facility, calculated based on borrowings outstanding at December 31, 1998 under base rate and LIBOR loans, was 7.74%. The weighted average borrowing rate on the Old Senior Credit Facility at December 31, 1997 was 8.68%. The estimated fair value of the Senior Credit Facility approximates its carrying value at December 31, 1997 and December 31, 1998.

   The Company and its wholly owned subsidiaries, Kilovac and Kilovac International, have guaranteed the 10% Senior Subordinated Notes (the "Notes") on a full, unconditional, and joint and several basis, which

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES guarantees are fully secured by the assets of such guarantors. The Company and its wholly-owned subsidiaries, including Kilovac and Kilovac International, have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors.

   Interest on the 10% Senior Subordinated Notes is payable semi-annually in arrears on March 15 and September 15 of each year and began on March 15, 1998. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part at any time, on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of redemption. In addition, at any time prior to September 15, 2000, the Company may, at its option, redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of an equity offering (as defined in the Indenture), provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. The estimated fair value of the Notes at December 31, 1997 and 1998 was approximately $95.0 million and $91.2 million, respectively.

   Letters of credit outstanding under credit facilities at December 31, 1997 and 1998 were $850 and $950, respectively.

   The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subjected to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

   On June 19, 1998, the Company extinguished all outstanding debt which was outstanding at December 31, 1997, under the Old Senior Credit Facility. The extraordinary loss recorded in the 1998 consolidated statement of operations relates to the write-off of the unamortized portion of the debt issuance costs related to the Old Senior Credit Facility. On September 18, 1997, the Company extinguished all debt which was outstanding at December 31, 1996, under former debt agreements (see Note 1). The extraordinary loss recorded in the 1997 consolidated statement of operations relates to the write-off of the unamortized portion of the debt issuance costs related to such former debt agreements.

   The terms of the Senior Credit Facility and the Indenture (see Note 1) place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of consolidated earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of December 31, 1998, the Company was in compliance with the financial covenants of the Senior Credit Facility and the Indenture.

   Interest Expense and Other Financing Costs--Interest expense and other financing costs include interest expense and costs associated with an initial public offering withdrawn by the Company during 1996. Interest expense and other financing costs for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                            1996   1997   1998
                                                           ------ ------ -------
      Interest expense.................................... $3,427 $6,573 $12,552
      Other financing costs...............................  1,628    --      --
                                                           ------ ------ -------
          Total........................................... $5,055 $6,573 $12,552
                                                           ====== ====== =======

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

   In addition, commitment fees and other expenses incurred in connection with a credit facility to provide financing in the event that the Offering was not consummated (cancellation fees) were $800 in the year ended December 31, 1997.

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

   Interest paid amounted to $2,826, $4,129 (including success fee) and $12,694 for the years ended December 31, 1996, 1997 and 1998, respectively.

8. LEASES

   The Company leases certain office equipment under capital lease arrangements. The leased assets have a net book value of $114 and $99 at December 31, 1997 and 1998, respectively. The future minimum lease obligation under capital leases as of December 31, 1997 and 1998, is included in long-term debt (see Note 7).

   The Company leases certain premises and equipment under noncancelable operating leases which have remaining terms from one to five years and which provide for various renewal options. Total rent expense charged to operations was approximately $815, $1,053 and $1,340 for the years ended December 31, 1996, 1997 and 1998, respectively.

   Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows:

      1999............................................................... $1,297
      2000...............................................................    768
      2001...............................................................    435
      2002...............................................................    132
      2003...............................................................     23
                                                                          ------
          Total.......................................................... $2,655
                                                                          ======

9. INCOME TAXES

   The significant components of income tax expense are:

                                                         Year Ended December
                                                                 31,
                                                         ----------------------
                                                          1996    1997    1998
                                                         ------  ------  ------
      Current tax expense:
        Federal......................................... $1,404  $2,724  $2,370
        State...........................................    175     453     368
        Foreign.........................................     41      60     104
                                                         ------  ------  ------
      Total current tax expense.........................  1,620   3,237   2,842
      Deferred tax benefit..............................   (500)   (401)   (471)
                                                         ------  ------  ------
          Total tax expense............................. $1,120  $2,836  $2,371
                                                         ======  ======  ======

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

   In addition, the Company recorded an income tax benefit from an extraordinary item totaling $266 and $234 during the years ended December 31, 1997 and 1998, respectively. Income tax payments amounted to approximately $1,142, $2,251 and $1,574 for the years ended December 31, 1996, 1997 and 1998, respectively.

   The Company's effective tax rate differs from the statutory rate for the following reasons:

                                                               Year Ended
                                                              December 31,
                                                             ----------------
                                                             1996  1997  1998
                                                             ----  ----  ----
      Provision at statutory Federal tax rate............... 34.0% 34.0% 34.0%
      Effective state income tax rate.......................  3.5   4.4   3.0
      Nondeductible meals, entertainment and officers' life
       insurance expenses...................................  0.9   0.4   0.7
      Mexican income taxes..................................  1.5   0.9   1.9
      Nondeductible goodwill................................   --   1.5   5.3
      Other, net............................................  0.9  (0.3) (0.6)
                                                             ----  ----  ----
                                                             40.8% 40.9% 44.3%
                                                             ====  ====  ====

   Deferred income taxes consisted of the following at December 31:

                                                                1997    1998
                                                               ------  -------
      Current deferred tax assets:
        Federal net operating loss carryforward............... $  222  $   --
        State net operating loss carryforward.................     57      --
        Other.................................................  2,287    2,584
                                                               ------  -------
      Total current deferred tax assets.......................  2,566    2,584
      Current deferred tax liabilities........................    436      338
                                                               ------  -------
      Total current deferred tax assets, net.................. $2,130  $ 2,246
                                                               ======  =======
      Long-term deferred tax assets:
        Accrued expenses...................................... $  428  $   440
        Federal net operating loss carryforward...............    886    1,470
        State net operating loss carryforward.................    106      159
        Federal tax credit carryforward.......................    317      848
                                                               ------  -------
                                                                1,737    2,917
        Less--Valuation allowance.............................   (110)     (75)
                                                               ------  -------
      Total long-term deferred tax assets.....................  1,627    2,842
                                                               ------  -------
      Long-term deferred tax liabilities:
        Property and equipment................................  2,437    3,401
        Intangibles...........................................    862    5,448
        Other.................................................    190    1,034
                                                               ------  -------
      Total long-term deferred tax liabilities................  3,489    9,883
                                                               ------  -------
      Total long-term deferred tax liabilities, net........... $1,862  $ 7,041
                                                               ======  =======
      Deferred tax assets (liabilities), net.................. $  268  $(4,795)
                                                               ======  =======

   At December 31, 1998, the Company had a Federal net operating loss carryforward of approximately $4.7 million which expires beginning in 2010. Internal Revenue Code Section 382 imposes certain limitations on the ability of a taxpayer to utilize its Federal net operating losses in any one year if there is a change in ownership

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES of more than 50% of the Company. Management has considered the Section 382 limitation and believes that it is more likely than not that the entire Federal net operating loss carryforward will be utilized. For state tax purposes, California tax law limits loss carryforwards to a five-year period. A valuation allowance has been recorded relating to Kilovac for the portion of the California net operating loss carryforward which may not be realized due to the previously mentioned limitation. In addition, Kilovac has Federal general business and alternative minimum tax credit carryforwards subject to Internal Revenue Code Section 382 which expire beginning in 2016. Realization of tax benefits is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

 Environmental Remediation

   The Company has been notified by the State of North Carolina Department of Environment, Health & Natural Resources ("NCDHNR") that its manufacturing facility in Fairview, North Carolina has sites containing hazardous wastes resulting from activities by a prior owner (the "Prior Owner"). Additionally, the Company has been identified as a potentially responsible party for remediation at two superfund sites which formerly were used by hazardous waste disposal companies employed by the Company.

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

   On May 11, 1995, the Company reached a settlement with the Prior Owner which resulted in a cash deposit of $1.75 million to an escrow account and an obligation for the Prior Owner to pay to the escrow account after the groundwater remediation system has been operating at least at 90% capacity for three years, an amount equal to the lesser of 90% of the present value of the long term operating and maintenance costs of the groundwater remediation system or $1.25 million. The Company has reflected the present value of the receivable, discounted at 5% (approximately $1.16 million and $1.22 million at December 31, 1997 and 1998, respectively) and the cash as restricted assets as the funds are held in escrow to be used specifically for the Fairview facility environmental remediation and monitoring and will become unrestricted only when the NCDHNR determines that no further action is required.

   In October, 1995, the Company released the selling shareholders from their indemnity obligation. This action resulted in the recording of a separate environmental remediation liability and the recognition in 1995 operations of an expense of $951 of environmental related costs which are not covered under the settlement

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES with the Prior Owner. The environmental remediation liability is recorded at the present value, discounted at 5%, of the best estimate of the cash flows to remediate and monitor the remediation over the estimated thirty year remediation period, which was developed by a third party environmental consultant based on experience with similar remediation projects and methods and taking inflation into consideration.

   Total amounts estimated to be paid related to environmental liabilities are approximately $3.814 million calculated as follows at December 31, 1998:

      1999............................................................. $   135
      2000.............................................................     135
      2001.............................................................     135
      2002.............................................................     135
      2003.............................................................     135
      Thereafter.......................................................   3,139
                                                                        -------
                                                                          3,814
      Discount to present value........................................  (1,461)
                                                                        -------
      Liability at present value....................................... $ 2,353
                                                                        =======

   Assets recorded in relation to the above environmental liabilities are approximately $1.605 million and $1.56 million at December 31, 1997 and 1998, respectively.

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

11. EMPLOYEE BENEFITS

   The Company has a self-funded welfare benefit plan (the "Plan") for its employees. The Plan was formed in 1981 to provide hospitalization and medical benefits for substantially all full-time employees of the Company and their dependents. The Plan is funded principally by employer contributions in amounts equal to the benefits provided. Employee contributions vary depending upon the amount of coverage elected by the employee. Employer contributions amounted to $792, $1,252 and $2,437 for the years ended December 31, 1996, 1997 and 1998, respectively.

   Effective January 1, 1988, the Company implemented an investment retirement plan (the "Retirement Plan") pursuant to Section 401(k) of the Internal Revenue Code for all employees who qualify based on tenure with the Company. The Retirement Plan provides for employee and Company contributions subject to certain limitations. The cost of the Retirement Plan charged to operations was approximately $297, $412 and $348 during the years ended December 31, 1996, 1997 and 1998, respectively.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

12. STOCK PLAN

   On September 18, 1997, the Parent adopted the 1997 Management Stock Plan (the "1997 Plan"). The 1997 Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company who are selected by the Compensation Committee are eligible to participate in the 1997 Plan. The 1997 Plan provides for the granting of non-qualified incentive stock options. The shares of common stock issuable under the 1997 Plan are common shares of the Parent and may be either authorized unissued shares, or treasury shares, or any combination thereof. A total of 53,163 shares of the Parent's common stock are subject to options under the 1997 Plan, subject to adjustment at the discretion of the Compensation Committee or the Board of Directors. The Company accounts for options granted under the 1997 Plan in accordance with the requirements of Accounting Principles Board Opinion No. 25 and related interpretations.

   The Company granted 2,658 shares under the 1997 Plan during 1998 (no grants were issued in 1997). All such shares granted expire on December 31, 2007, subject to earlier expiration in certain circumstances. Shares under option vest as follows: 33 1/3% of the options vested immediately, 33 1/3% vested on December 31, 1998, and the remaining 33 1/3% vest on December 31, 1999. All stock options were granted at an exercise price of $10.00 per share, which was the issuance price of the Parent's stock at the time of the Recapitalization (see Note 1) and the estimated fair value of the Parent's stock at the date of the grant. Accordingly, no compensation cost for such grants has been reflected in the Company's 1998 consolidated statement of operations.

   A summary of stock option activity under the 1997 Plan is as follows:

                                                                          1998
                                                                          -----
      Granted during year................................................ 2,658
      Exercised during year..............................................  (417)
      Forfeited during year..............................................   (76)
                                                                          -----
      Outstanding at December 31......................................... 2,165
                                                                          =====
      Exercisable at December 31......................................... 1,302
                                                                          =====

   The exercise price of all options granted, exercised and forfeited during 1998, and of all of the options outstanding and exercisable at December 31, 1998 was $10.00 per share.

   The Parent's common stock is closely held by Code, Hennessy & Simmons III, LP, certain members of Company management and certain other investors. Based on information available to the Company, including trading activity in the Parent's common stock during 1998, the Company has determined that compensation cost, had it been determined based on the fair value at the grant date for options under the 1997 Plan, would have been immaterial. As such, management believes the pro forma effect on net income for the year ended December 31, 1998 is immaterial.

13. SIGNIFICANT CUSTOMERS

   Approximately 20% of the Company's net sales in 1998 were made, directly or indirectly, to the U.S. Department of Defense.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

14. RELATED PARTY TRANSACTIONS

   Nonemployee shareholder groups (or their affiliates) of the Parent provide management services to the Company. In connection with the Recapitalization, the Company entered into an agreement with CHS Management III, L.P., ("CHS Management"), an affiliate of Code, Hennessy & Simmons, Inc., pursuant to which the Company will pay $500,000 per year to CHS Management for financial and management services provided by CHS Management. The term of this agreement is five years, subject to automatic renewal unless either CHS Management or the Company elects to terminate (subject to earlier termination in certain circumstances). The Company was charged $150, $283 and $529 for services provided by CHS Management or other nonemployee shareholder groups of the Parent for the years ended December 31, 1996, 1997 and 1998, respectively. Additionally, such groups were paid $130 in 1996 for fees related to the Hartman acquisition, $267 in 1997 for fees related to the Recapitalization, and $300 in 1998 for fees related to the Corcom Merger (see Note 1).

   Included in Other Accrued Liabilities at December 31, 1998 are payables owed to the Parent of approximately $458. Such amounts are due to the Parent primarily as a result of a tax sharing agreement between the Company and the Parent.

15. BUSINESS SEGMENTS

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 results in revised and additional disclosures but had no effect on the financial position or results of operations of the Company. The information for 1996 and 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

   The Company has five business units which have separate management teams and infrastructures that offer electronic products. These five business units have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

   The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays and power relays, high voltage and power switching relays, solenoids and other electronic products. HPG accounted for 74% of 1998 consolidated net sales. SIG includes Corcom and the Midtex Division. Products manufactured by SIG include RFI filters and general purpose relays. SIG accounted for 26% of 1998 consolidated net sales.

   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (See Note 2). Intersegment sales, which are eliminated in consolidation, are recorded at standard cost.

   In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income, cancellation fees, other income and expense, income taxes and extraordinary items.

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

   Financial information for the Company's operating segments and a reconciliation of reportable segment net sales, operating income, and assets to the Company's consolidated totals are as follows:

                                                    1996     1997      1998
                                                   -------  -------  --------
Net sales:
  High Performance Group.......................... $56,145  $77,483  $ 89,089
  Specialized Industrial Group....................  10,434   12,201    31,363
  Intersegment elimination (1)....................    (243)    (248)     (422)
                                                   -------  -------  --------
Consolidated net sales............................ $66,336  $89,436  $120,030
                                                   =======  =======  ========
Operating income:
  High Performance Group.......................... $ 6,210  $12,384  $ 14,769
  Specialized Industrial Group....................   1,426    1,944     3,309
                                                   -------  -------  --------
Consolidated operating income.....................   7,636   14,328    18,078
                                                   -------  -------  --------
Interest expense and other financing costs, net...  (5,055)  (6,573)  (12,552)
Other income (expense), net.......................     201      (17)     (171)
Cancellation fees.................................      --     (800)       --
                                                   -------  -------  --------
Consolidated income before income taxes, minority
 interest and extraordinary items................. $ 2,782  $ 6,938  $  5,355
                                                   =======  =======  ========
Depreciation and amortization expense:
  High Performance Group.......................... $ 3,230  $ 3,819  $  4,365
  Specialized Industrial Group....................      69      100     1,839
                                                   -------  -------  --------
                                                     3,299    3,919     6,204
  Amortization of debt issuance costs (2).........     252      401       724
                                                   -------  -------  --------
Consolidated depreciation and amortization
 expense.......................................... $ 3,551  $ 4,320  $  6,928
                                                   =======  =======  ========
Purchases of property, plant and equipment:
  High Performance Group.......................... $ 2,274  $ 1,953  $  2,034
  Specialized Industrial Group....................     175      193       761
                                                   -------  -------  --------
Consolidated capital expenditures................. $ 2,449  $ 2,146  $  2,795
                                                   =======  =======  ========
Assets:
  High Performance Group.......................... $56,094  $71,403  $ 69,351
  Specialized Industrial Group....................   4,631    4,880    60,530
                                                   -------  -------  --------
Consolidated assets............................... $60,725  $76,283  $129,881
                                                   =======  =======  ========

--------
(1)--represents net sales between HPG and SIG
(2)--included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments

               COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

   Financial information for the Company's net sales by Geographic Area is as follows:

                                                               Net sales
                                                        ------------------------
                                                         1996    1997     1998
                                                        ------- ------- --------
      United States.................................... $53,718 $74,703 $ 98,094
      North America (Non US)...........................   1,748   3,226    4,853
      United Kingdom...................................   4,272   3,554    7,020
      Germany..........................................     140     206    3,085
      France...........................................     647     564    1,459
      Japan............................................     219     158    1,537
      Other international..............................   5,592   7,025    3,982
                                                        ------- ------- --------
          Total........................................ $66,336 $89,436 $120,030
                                                        ======= ======= ========

   Revenues are attributed to countries based on location of customer.

   Direct and indirect net sales to the department of defense were approximately 27% of HPG 1998 net sales and less than 1% of SIG 1998 net sales.

16. SUBSEQUENT EVENTS (UNAUDITED)

   On January 29, 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd. Each party holds 50% of the shares of the new company. The new joint venture is a manufacturer and marketer of relay components. The Company's initial investment is expected to be approximately $100.

   On March 19, 1999, the Company purchased all of the outstanding equity securities of Products Unlimited Corporation ("Products"), a marketer and manufacturer of relays, transformers, and contactors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility, the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility. Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa and has approximately 1,000 employees. The acquisition will be accounted for under the purchase method of accounting.

                                    ********

                                     PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a)The following documents are filed as a part of this report:

    1. Financial Statements.

    2. None.

    3. EXHIBITS.

       2.1+ Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated by reference to Report on Form 8-K (File Number 333-38209).

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

       3.4 By-laws of Kilovac Corporation is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

       3.5 Articles of Incorporation of Kilovac International, Inc. ("Kilovac International") is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

       3.6 By-laws of Kilovac International is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

       3.7   Amended and Restated Articles of Incorporation of Corcom,
             Inc.

       3.8   By-laws of Corcom, Inc.

       4.1 Indenture dated as of September 18, 1997 by and among the Company, Kilovac, Kilovac International and Norwest Bank Minnesota, National Association is incorporated by reference to Registration Statement on Form S-4 (File number
             333-38209).

       4.2 Purchase Agreement dated as of September 12, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

       4.3 Registration Rights agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

       4.4 Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc. and Norwest Bank Minnesota, National
             Association.

      10.1 Employment Agreement dated as of May, 1993 between the Company and Ramzi A. Dabbagh is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

      10.2 Employment Agreement dated as of May, 1993 between the Company and G. Daniel Taylor is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

      10.3 Employment Agreement dated as of May, 1993 between the Company and Michael A. Steinbeck is incorporated by reference to Registration Statement on Form S-4 (File number
             333-38209).

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

      10.6 Tax Sharing Agreement dated as of September 18, 1997 between the Company, Parent, Kilovac International and Kilovac International FSC Ltd. is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

      10.7+ Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of America National Trust and Savings Association and BancAmerica Securities, Inc. is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

      10.8 Pledge Agreements dated as of September 18, 1997 by Parent, the Company, Kilovac and Kilovac International in favor of Bank of America Trust and Savings Association is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

      10.9 Subsidiary Guarantee dated as of September 18, 1997 by Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.10 Security Agreement dated as of September 18, 1997 among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.11 Stock Subscription and Purchase Agreement dated as of September 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of Kilovac named therein is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.12+ Asset Purchase Agreement dated as of June 27, 1996 between the Company and Figgie International Inc. is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.13 Environmental Remediation and Escrow Agreement, dated as of July 2, 1996 is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.14 Lease Agreement dated as of July 2, 1996 by and between Figgie Properties, Inc. and Communications Instruments, Inc. dba Hartman Division of CII Technologies Inc. is in-corporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.15 Second Amendment to Stock Subscription and Purchase Agreement dated as of August 26, 1996, by and among the Company, Kilovac and certain selling stockholders is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.16+ Recapitalization Agreement dated as of August 6, 1997 and among Parent, certain investors and certain selling stockholders is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.17 Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.18 Indemnification and Escrow Agreement dated as of September 18, 1997 by and among Parent, certain investors, certain selling stockholders and American National Bank and Trust Company of Chicago is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.19 Stockholders Agreement dated September 18, 1997 by and among Parent and certain of its stockholders is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.20 Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockholders is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).

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

     10.26 Asset Purchase Agreement dated as of November 30, 1997 by and between the Company and Genicom Corporation is incorporated by reference to Report on Form 8-K (File Number 333-38209).

     10.27+ Stock Purchase Agreement dated as of October 31, 1997 by and between the Company and Societe Financiere D'Investissements Dans L'Equipement et la Construction Electrique, S.A., the sole stockholder of IBEX Aerospace Technologies, Inc.

     10.28+  Asset Purchase Agreement dated May 6, 1998, between
             Kilovac Corporation, Zerubavel Heifetz, Cesar Marestaing and Wilmar Electronics, Inc.

     10.29+ Asset Purchase Agreement dated as of July 24, 1998, by and between the Company and Cornell-Dubilier Electronics, Inc.

     10.30 Voting Agreement dated as of March 10, 1998, by and among RF Acquisition Corp., Werner E. Neuman and James A.
             Steinback.

     10.31+ Credit Agreement dated as of June 19, 1998, among the Company, Parent, Bank of America National Trust and Savings Association and certain other lending institutions from time to time a party thereto.

     10.32+ Pledge Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association.

     10.33+  Subsidiary Guarantee dated as of June 19, 1998 by
             Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association.

     10.34+  Security Agreement dated as of June 19, 1998, among
             Parent, the Company, Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association.

     12.1    Statement of Computation of Ratios.

     21.1 Subsidiaries of the Company, Kilovac, Corcom, Inc. and Kilovac International

     24.1    Powers of Attorney.

     27      Financial Data Schedule.

-------
+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of Regulation S-K.