Form 10-K/A
period 1998-12-31
COMMUNICATIONS INSTRUMENTS INC
filed 1999-04-06
CIK 1053916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  Form 10-K/A

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

   Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Explanatory Note
----------------

     On March 31, 1999, Communications Instruments, Inc. filed its Annual Report on form 10-K for the Fiscal Year Ended December 31, 1998. Due to an inadvertent error in transmission, however, the Annual Report was filed without a signature page. As such, this Amendment on form 10-K/A is filed solely for the purpose of supplementing such Annual Report with its proper signature page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                           COMMUNICATIONS INSTRUMENTS, INC.

                                           By: /s/ Ramzi A. Dabbagh
                                              --------------------------------
                                                       Ramzi A. Dabbagh,
                                              Chairman of the Board and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

             Signature                                Capacity
             ---------                                --------

         *                                Chairman of the Board, Chief Executive
--------------------------------------    Officer and Director (Principal
Ramzi A. Dabbagh                          Executive Officer)


         *                                Chief Financial Officer (Principal
-------------------------------------     Financial Officer and Principal
 Richard Heggelund                        Accounting Officer)


         *                                President, Chief Operating Officer,
--------------------------------------    and Director
Michael A. Steinbeck


         *                                Executive Vice President and Business
-------------------------------------     Development Director
G. Daniel Taylor


         *                                Director
--------------------------------------
Brian P. Simmons


         *                                Director
-------------------------------------
Andrew W. Code


         *                                Director
--------------------------------------
Steven R. Brown


         *                                Director
-------------------------------------
Jon S. Vesely


         *                                Director
--------------------------------------
Donald Dangott


* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above named officers and directors of the registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.


 /s/ Ramzi A. Dabbagh
--------------------------------
    Ramzi A. Dabbagh
    Attorney-in-Fact