Form 10-Q
period 1999-03-31
COMMUNICATIONS INSTRUMENTS INC
filed 1999-05-17
CIK 1053916

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Part 1
Item 1.  Financial Statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)


                                                                                            March 31,               December 31,
                                                                                               1999                     1998
                                                                                        -------------------      -------------------
                                                                                           (Unaudited)                  (1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                        $     208                $     469
Accounts receivable (less allowance for doubtful accounts:
       March 31, 1999 - $460, 1998 - $479)                                                          26,395                   15,598
Inventories                                                                                         30,108                   26,656
Deferred income taxes                                                                                2,246                    2,246
Other current assets                                                                                 3,641                    1,622
                                                                                        -------------------      -------------------
              Total current assets                                                                  62,598                   46,591
                                                                                        -------------------      -------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                                  43,084                   22,841

OTHER ASSETS:
Environmental assets                                                                                 1,558                    1,560
Goodwill (net of accumulated amortization: March 31, 1999  - $2,248
           1998 - $1,872)                                                                           65,477                   39,971
Intangible assets, net                                                                              33,604                   18,705
Other noncurrent assets                                                                                216                      213
                                                                                        -------------------      -------------------
              Total other assets                                                                   100,855                   60,449
                                                                                        -------------------      -------------------

TOTAL ASSETS                                                                                     $ 206,537                $ 129,881
                                                                                        ===================      ===================

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                                                                 $  13,374                $   7,405
Accrued interest                                                                                       484                    2,799
Other accrued liabilities                                                                            9,555                    6,792
Current portion of long-term debt                                                                    6,426                    5,637
                                                                                        -------------------      -------------------
              Total current liabilities                                                             29,839                   22,633

LONG-TERM DEBT                                                                                     190,544                  133,044
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                                              2,357                    2,353
DEFERRED INCOME TAXES                                                                               14,545                    7,041
OTHER NONCURRENT LIABILITIES                                                                           766                      665
                                                                                        -------------------      -------------------
              Total liabilities                                                                    238,051                  165,736
                                                                                        -------------------      -------------------

CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
Common stock, $.01 par value, 1,000 shares authorized,
       issued and outstanding                                                                            -                        -
Additional paid in capital                                                                          22,317                   17,317
Accumulated deficit                                                                                (53,770)                 (53,194)
Accumulated other comprehensive income (loss)                                                          (61)                      22
Accounts receivable - due from Parent                                                                    -                        0
                                                                                        -------------------      -------------------
              Total stockholder's deficiency                                                       (31,514)                 (35,855)
                                                                                        -------------------      -------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                                   $ 206,537                $ 129,881
                                                                                        ===================      ===================

(1) Derived from December 31, 1998 audited consolidated financial statements

See notes to unaudited condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands)

                                                                                                  Three months ended
                                                                                    -----------------------------------------
                                                                                         March 31,             March 31,
                                                                                           1999                  1998
                                                                                    --------------------   ------------------

Net sales                                                                                      $ 33,852             $ 26,166
Cost of sales                                                                                    24,327               18,006
                                                                                    --------------------   ------------------
   Gross profit                                                                                   9,525                8,160

Operating expenses:

Selling expenses                                                                                  2,808                1,718
General and administrative expenses                                                               2,637                1,855
Research and development expenses                                                                   384                  237
Amortization of goodwill and other intangibles                                                      755                  181
                                                                                    --------------------   ------------------
     Total operating expenses                                                                     6,584                3,991
                                                                                    --------------------   ------------------


Operating income                                                                                  2,941                4,169


Interest expense, net                                                                            (3,645)              (2,629)
Other expense, net                                                                                  (10)                   1
                                                                                    -------------------    -----------------


Income before income taxes                                                                         (714)               1,541

Provision for (benefit from) income taxes                                                          (139)                 625
                                                                                    --------------------   ------------------

Net income (loss)                                                                                  (575)                 916

Other comprehensive income (loss):

Foreign currency translation adjustment                                                             (83)                   3
                                                                                    --------------------   ------------------

Other comprehensive income (loss)                                                                   (83)                   3
                                                                                    --------------------   ------------------

Comprehensive income (loss)                                                                      $ (658)               $ 919
                                                                                    ====================   ==================


See notes to unaudited condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                  -------------------------------

                                                                                      1999              1998
                                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             (575)              916

Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  Depreciation and amortization                                                          2,424             1,329
  Deferred income taxes                                                                   (276)             (190)
Changes in operating assets and liabilities, net of
 effects of acquisitions:
  Increase in accounts receivable                                                       (1,976)           (3,704)
  Decrease in inventories                                                                  752               327
  Decrease in other current assets                                                           5                56
  Increase in accounts payable                                                              91               732
  Increase in accrued liabilities                                                          789             1,177
  Decrease in accrued interest                                                          (2,315)           (2,342)
  Changes in other assets and liabilities                                                  (52)                3
                                                                                  -------------     -------------
          Net cash used in operating activities                                         (1,133)           (1,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash received                                      (60,125)                -
  Purchases of property, plant and equipment                                              (656)             (504)
  Investment in joint venture                                                                -               (95)
                                                                                  -------------     -------------
         Net cash used in investing activities                                         (60,781)             (599)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of credit                                                   58,305             2,200
  Payment of loan financing fees                                                        (1,656)                -
  Payment of capital lease obligations                                                     (16)              (22)
  Receipts from Parent                                                                      87                98
  Repayments of amounts owed to prior stockholders of subsidiary                             -              (113)
  Additonal paid-in capital (from parent)                                                5,000                 -
  Other                                                                                    (67)               21
                                                                                  -------------     -------------
          Net cash provided by financing activities                                     61,653             2,184

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (261)             (111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             469               298
                                                                                  -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   208               187
                                                                                  =============     =============




See notes to unaudited condensed consolidated financial statements

Communications Instruments, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In Thousands Except Share Amounts)

1.  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Communications Instruments, Inc. and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Kilovac Corporation ("Kilovac"), which became a wholly owned subsidiary on September 18, 1997, Electro-Mech S.A. ("Electro-Mech"), Corcom, Inc. ("Corcom"), which became a wholly owned subsidiary on June 19, 1998, Products Unlimited Corporation ("Products"), which became a wholly owned subsidiary on March 19,1999, operate facilities in Carpenteria, California (Kilovac), Juarez, Mexico (Electro-Mech and Corcom), Libertyville, Illinois (Corcom), Sterling and Prophetstown, Illinois (Products), Sabula and Guttenburg, Iowa (Products) and Munich, Germany (Corcom).

The interim financial data as of and for the quarters ended March 31, 1999 and March 31, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1998 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 as well as the other information included in the Company's annual report filed on Form 10-K. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1999 or any other interim period.

2.  Recapitalization, Acquisitions and Joint Venture

Recapitalization

On September 18, 1997, the Company entered into a series of recapitalization transactions (collectively the "Transactions"). The Transactions are described below.

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

Also, on September 18, 1997, the Company borrowed approximately $2.7 million pursuant to a senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million that was subsequently retired in connection with the acquisition of Corcom on June 19, 1998 (the "Old Senior Credit Facility").

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

Products Unlimited

On March 19, 1999, the Company purchased all of the outstanding equity securities of Products ("Products Acquisition"), a marketer and manufacturer of relays, transformers, and contactors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa and has approximately 1,000 employees.

The allocation of purchase price is subject to final determination based on changes in certain estimates of the asset valuations and determinations of liabilities assumed that may occur within the first year of operations. Management believes that there may be material changes to the allocation of the purchase price to certain assets and liabilities.

Cornell Dubilier

On July 24, 1998, the Company purchased certain assets and assumed certain liabilities of the Cornell Dubilier electronics relay division ("CD") for $848 (the "CD Acquisition"). During 1998, CD was consolidated into the Company's Midtex Division. The CD Acquisition was financed through a draw on the Company's Senior Credit Facility.

Pro forma financial information is not presented relating to the CD Acquisition, as this entity was not a significant subsidiary of the Company in 1998.

Corcom, Inc.

On June 19, 1998, the Company acquired all of the outstanding capital stock of Corcom, an Illinois corporation pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Corcom Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid-in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

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

The Company has announced the relocation of the manufacturing in its Waynesboro, VA facility to its facilities in North Carolina. These plans were finalized in late 1998. The relocation will be completed by the end of 1999. The estimated costs of this facility relocation, including estimated costs of employee separation and preparing the North Carolina facilities for the relocation, are approximately $1.0 million. Management expects that a significant portion of these costs will be expensed as incurred during 1999. Approximately $300 of these costs were expensed in the quarter ended March 31, 1999.

ibex Aerospace Inc.

On October 31, 1997, the Company acquired certain assets and assumed certain liabilities of ibex Aerospace Inc. ("ibex") for approximately $2.0 million (the "ibex Acquisition"). Of the $2.0 million, approximately $1.3 million was paid at closing. The company issued a noninterest bearing note payable to the sellers in the amount of $850 (discounted to $697) for the remainder of the purchase price. This note is payable on October 31, 1999. Ibex was a manufacturer and marketer of high current electromechanical relays for critical applications in the military and commercial aerospace markets. In 1998, ibex was consolidated into the Company's Hartman Division. The transaction was financed through a draw on the Company's Old Senior Credit Facility and the issuance of the note payable to the sellers discounted to $697.

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

On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.681 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($468, net of tax at March 31, 1999 and December 31, 1998) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

Pro forma financial information is not presented relating to the purchase of the remaining 20% ownership of Kilovac as Kilovac's accounts have been consolidated into the Company's financial statements since October 1995.

The following summarizes the purchase price allocations as the respective dates of acquisitions:


                        Kilovac       Ibex          GRD          Wilmar      Corcom         CD         Products
                       Purchase   Acquisition   Acquisition   Acquisition    Merger    Acquisition    Acquisition
Current assets...        $   47        $1,041       $ 3,887        $  381   $ 12,761         $ 505       $ 15,046
Property, plant and
 equipment..........        169           150         2,045            80      7,374            82         21,075

Intangibles and
 other assets....         4,577         1,762            24         2,023     35,550           380         39,873

Liabilities
 assumed............       (293)         (965)       (1,273)         (356)   (10,635)         (119)       (15,869)
                         ------        ------       -------        ------   --------         -----       --------

Purchase price, net
 of acquired cash        $4,500        $1,988       $ 4,683        $2,128   $ 45,050         $ 848       $ 60,125
                         ======        ======       =======        ======   ========         =====       ========

The following unaudited first quarter 1998 pro forma financial information shows the results of operations as though the Corcom Merger and the Products Acquisition occurred as of January 1, 1998. The following unaudited first quarter 1999 pro forma financial information shows the results of operations as though the Products Acquisition occurred as of January 1, 1999. These results include, but are not limited to, the straight-line amortization of excess purchase price over the net assets acquired over a borrowed to finance the transactions.

                                                   Three Months ended
                                                         March 31
                                                   ------------------
                                                      1999      1998
                                                      ----      ----
Net sales.......................................     49,099     49,643
Operating income                                      4,770      6,124
Income (loss) before extraordinary item                (252)       616
Net income (loss)                                      (252)       218


The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Products Acquisition taken place on January 1, 1999 or had the Corcom Merger and the Products Acquisition taken place on January 1, 1998 or (ii) future results of operations of the combined businesses.

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd. Each party holds 50% of the shares of the new company. The new joint venture is a manufacturer and marketer of relay components. The Company's initial investment is expected to be approximately $100.

3.    Inventories

Components of inventory are as follows (in thousands):

                                   March 31,               December 31,
                                     1999                        1998
                           -----------------------     ----------------------
Finished goods               $      8,798                $      6,786
Work-in-process                     9,554                       9,093
Raw materials and supplies         18,354                      17,401
Reserve for obsolescence           (6,598)                     (6,624)
                           -----------------------     ----------------------
Total                        $     30,108                $     26,656
                           =======================     ======================

4.  Long-Term Debt

On June 19, 1998, the Company retired the Old Senior Credit Facility and borrowed approximately $48.1 million pursuant to a senior credit facility with a syndicate of financial institutions providing for revolving loans of up to $25.0 million and term loans of $35.0 million (the "Senior Credit Facility"). On March 19, 1999 the Company was issued a Tranche B Term Loan of $55.0 million as an amendment to the Senior Credit Facility.

The Company's long-term debt at March 31, 1999 consists primarily of the $95.0 million Notes and revolving loans of $14.0 million and term loans of $87.0 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac and Kilovac International, Inc., have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. Communications Instruments, Inc., its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc. and Corcom, Inc., Products Unlimited Corporation, Marc Enterprises, Inc., SOL Industries, Inc., GW Industries, Inc. and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis.

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

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreement (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a

Reference Rate (as defined) or the federal funds rate plus 1/2%. The "Reference Rate" means the rate of interest announced by the lender as "Reference Rate." At March 31, 1999, LIBOR borrowing rates ranged from 7.625% to 8.125%. At March 31, 1999, the base rate-borrowing rate was 9.25%. The weighted average borrowing rate, calculated based on borrowings outstanding at March 31, 1999 under base rate and LIBOR loans was 8.03%.

The Senior Credit Facility has a line of credit of $25.0 million due on June 19, 2003, a Tranche A term loan of with a remaining balance of $32.0 million due in full by June 19, 2003, and a Tranche B Term Loan of $55.0 million due in full by March 15, 2004. The Tranche A term loan is payable as follows: $3.8 million remaining in 1999, $6.3 million in 2000, $7.8 million in 2001, $9.3 million in 2002, $5.0 million in 2003. The Tranche B term loan is payable as follows: $275 remaining in 1999, $550 in 2000, $550 in 2001, $550 in 2002, $26.7 million in
2003 and $26.4 million in 2004.

The terms of the Senior Credit Facility and the Indenture place restrictions on the Company including, but not limited to the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, fixed charge coverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of March 31, 1999, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility were $950 at March 31, 1999 and December 31, 1998.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of March 31, 1999, the Company had available unused borrowing capacity of $10.2 million under the Senior Credit Facility.

5.  Contingencies

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

6.  Segment Disclosure

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 results in revised and additional disclosures but had no effect on the financial position or results of operations of the Company. The information for the three months ended March 31, 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

The Company has six business units which have separate management teams and infrastructures that offer electronic products. These business units have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays and power relays, high voltage and power switching relays, solenoids and other electronic products. SIG includes Corcom, Midtex Division and Products. The SIG group manufactures RFI filters, general purpose relays, contactors and transformers.

The accounting policies of the operating segments are the same as those of the Company. Intersegment sales, which are eliminated in consolidation, are recorded at standard cost.

In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income, other income and expense, income taxes and extraordinary items. Financial information for the Company's operating segments and a reconciliation of reportable segment net sales, operating income, and assets to the Company's consolidated totals are as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                           1999                       1998
                                                           ----                       ----
Net sales:
   High Performance Group                                $ 20,319                    $22,747
   Specialized Industrial Group                            13,706                      3,511
   Intersegment elimination (1)                              (173)                       (92)
                                                         --------                   --------
Consolidated net sales                                   $ 33,852                   $ 26,166
                                                         ========                   ========

Operating income:
   High Performance Group                                $  2,596                   $  4,170
   Specialized Industrial Group                             1,141                        543
   Corporate Allocations (2)                                 (796)                      (544)
                                                         --------                   --------
Consolidated operating income                               2,941                      4,169
                                                         --------                   --------

Interest expense and other financing
  costs, net                                               (3,645)                    (2,629)
Other income (expense), net                                   (10)                         1
                                                         --------                   --------
Consolidated income before income taxes                   $  (714)                  $  1,541
                                                         ========                   ========

Depreciation and amortization expense:
   High Performance Group                                $  1,196                   $  1,118
   Specialized Industrial Group                             1,021                         39
                                                         --------                   --------
                                                            2,271                      1,171
   Amortization of debt issuance costs (3)                    207                        172
                                                         --------                   --------
Consolidated depreciation and amortization expense       $  2,424                   $  1,329
                                                         ========                   ========

Purchases of property, plant and
 equipment:
   High Performance Group                                $    436                   $    416
   Specialized Industrial Group                               220                         88
                                                         --------                   --------
Consolidated capital expenditures                        $    656                   $    504
                                                         ========                   ========

                                                      March 31, 1999            December 31, 1998
                                                      --------------            -----------------
Assets:
   High Performance Group                                $ 71,887                    $69,351
   Specialized Industrial Group                           134,650                     60,530
                                                         --------                   --------
Consolidated assets                                      $206,537                   $129,881
                                                         ========                   ========


(1)  - represents net sales between HPG and SIG
(2) - represents the Corporate general and administrative expenses. Management does not consider these costs in managing the operations of the reportable segments
(3) - included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments

7.  New Accounting Pronouncements

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

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Some of the matters discussed below and elsewhere herein contain forward-looking statements regarding the future performance of the Company and future events. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this quarterly report as well as in the Registrant's Annual Report for the year ended December 31, 1998 on Form 10-K

Overview

In March 1999, the Company purchased all of the outstanding equity securities of Products, a marketer and manufacturer of relays, transformers, and contactors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa and has approximately 1,000 employees. The acquisition has been accounted for under the purchase method of accounting.

In July 1998, the Company purchased certain assets and assumed certain liabilities of Cornell Dubilier's electronics relay division ("CD") for $848 (the "CD Acquisition"). The CD Acquisition was financed with a draw on the Company's Senior Credit Facility.

In June 1998, the Company acquired all of the outstanding capital stock of Corcom, Inc., an Illinois corporation ("Corcom") pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt (the "Old Senior Credit Facility") and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

In May 1998, the Company purchased certain assets and assumed certain liabilities of Wilmar Electronics Inc. ("Wilmar") for approximately $2.1 million (the "Wilmar Acquisition"). Wilmar was consolidated into the Kilovac Subsidiary in June 1998. The Wilmar Acquisition was financed with a draw on the Company's Old Senior Credit Facility.

In December 1997, the Company purchased certain assets and assumed certain liabilities of Genicom Relays Division ("GRD") of Genicom Corporation for $4.7 million (the "GRD Acquisition"). The Company financed the GRD Acquisition with funds borrowed on the Old Senior Credit Facility.

In October 1997, the Company purchased 100% ownership in ibex Aerospace Inc. ("ibex") for $2.0 million, excluding expenses (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation was consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder of the purchase price was paid by the Company through the issuance of a non-interest bearing note in the amount of $850 to the sellers, which note is payable on October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on the Old Senior Credit Facility.

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

                                                              Three Months Ended
                                                                   March 31
                                                         --------------------------
                                                             1999          1998
                                                             ----          ----

Net sales                                                    100.0%        100.0%
Cost of sales                                                 71.9%         68.8%
Gross profit                                                  28.1%         31.2%
Selling expenses                                               8.3%          6.6%
General and administrative expenses                            7.8%          7.1%
Research and development expenses                              1.1%          0.9%
Amortization of goodwill and other intangibles                 2.2%          0.7%
Operating income                                               8.7%         15.9%

Discussion of Consolidated Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net sales of the Company for the quarter ended March 31, 1999, increased $7.7 million, or 29.4%, to $33.9 million from $26.2 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, net sales of the Company for the quarter ended March 31, 1999, decreased $3.3 million, or 12.7%, to $22.8 million from $26.2 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets, (ii) a continued economic slow down in Asia, (iii) a 1998 peak in a certain type of relay use in the communications market partially offset by (iv) the effect of the Wilmar Acquisition and the CD Acquisition.

Gross profit of the Company for the quarter ended March 31, 1999, increased $1.4 million, or 16.7%, to $9.5 million from $8.2 million for the corresponding period in 1998. Gross profit as a percentage of net sales decreased to 28.1% from 31.2% for the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, gross profit of the Company for the quarter ended March 31, 1999, decreased $1.9 million, or 23.0%, to $6.3 million from $8.2 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, gross profit as a percentage of net sales decreased to 27.5% from 31.2% for the corresponding period in 1998. The decrease in gross margin as a percentage of net sales is due primarily to (i) lower gross profits as a percent of net sales for acquired companies, (ii) a charge of approximately $250,000 for a portion of the costs of relocating the Waynesboro, VA facility, and (iii) lower volumes at lower sales prices in an increasingly competitive market partially offset by continued cost reductions.

Selling expenses for the Company for the quarter ended March 31, 1999, increased $1.1 million, or 63.4%, to $2.8 million from $1.7 million for the same corresponding period in 1998. Selling expenses as a percentage of net sales increased to 8.3% from 6.6% in the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, selling expenses for the Company for the quarter ended March 31, 1999, increased $142,000, or 8.3%, to $1.9 million from $1.7 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, selling expenses as a percentage of net sales increased to 8.1% from 6.6% for the same period in 1998. This increase in selling expenses as a percentage of net sales is due primarily to the slightly higher costs associated with a newly restructured Corporate Sales and Marketing Department against lower revenues.

General and administrative expenses for the Company for the quarter ended March 31, 1999, increased $782,000, or 42.2%, to $2.6 million from $1.9 million in 1998. General and administrative expenses as a percentage of net sales increased to 7.8% from 7.1% for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, general and administrative expenses for the Company for the quarter ended decreased $160,000, or 8.6%, to $1.7 million from $1.9 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, general and administrative expenses as a percentage of net sales increased to 7.4% from 7.1% for the corresponding period in 1998. This increase in general and administrative expenses as a percentage of net sales is primarily attributed to slightly lower costs offset by lower revenues.

Research and development expenses for the Company for the quarter ended March 31, 1999, increased $147,000, or 62.0%, to $384,000 from $237,000 for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, research and development expenses for the quarter ended March 31, 1999, increased $65,000, or 27.4%, to $302,000 from $237,000 for the corresponding period in 1998.

Amortization of goodwill and other intangibles for the Company for the quarter ended March 31, 1999, increased $574,000, or 317.1%, to $755,000 from $181,000 for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, amortization of goodwill and other intangibles for the Company for the quarter ended March 31, 1999, increased $16,000, or 8.8%, to $197,000 from $181,000 for the corresponding period in 1998. This increase is due primarily to the amortization of goodwill due to the Wilmar Acquisition (second quarter of 1998).

Interest expense of the Company for the three months ended March 31, 1999, increased $1.0 million, or 38.6%, to $3.6 million from $2.6 million for the corresponding period in 1998. The increase was due primarily to the increased debt levels associated with financing the Wilmar Acquisition, the Corcom Merger and the CD Acquisition.

Segment Discussion

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

High Performance Group

Net sales of HPG decreased by $2.4 million, or 10.7%, to $20.3 million from $22.7 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets and (ii) a continued economic slow down in Asia partially offset by (iii) the effect of the Wilmar Acquisition.

Operating income of HPG decreased $1.6 million, or 37.8%, to $2.6 million from $4.2 million for the same period in 1998. Operating income of HPG as a percentage of net sales of HPG decreased to 12.8% from 18.3% for the same period in 1998. The decrease in operating income as a percentage of net sales is due primarily to lower sales prices in an increasingly competitive market, lower revenues and approximately $300,000 of expenses in connection with the relocation of the Waynesboro, VA facility.

Specialized Industrial Group

Net sales of SIG increased $10.2 million, or 290.4%, to $13.7 million from $3.5 million for the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, net sales of SIG decreased $818,000, or 23.3%, to $2.7 million from $3.5 million for the same period in 1998. This decrease is due primarily to a 1998 peak in a certain type of relay used in the communications market partially offset by the CD Acquisition.

Operating income of SIG increased $598,000 million, or 110.1%, to $1.1 million from $543,000 for the same period in 1998. Operating income of SIG as a percentage of SIG net sales decreased to 8.3% from 15.5% for the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, operating income of SIG decreased $274,000, or 50.5%, to $269,000 from $543,000 for the corresponding period in 1998. Excluding effect of the Corcom Merger and the Products Acquisition, operating income of SIG as a percentage of SIG net sales decreased to 10.0% from 15.5% for the same period in 1998. This decrease in operating income as a percentage of net sales is due primarily to lower revenue, mix and volume.

Liquidity and Capital Resources

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. At March 31, 1999, the Company had available unused borrowing capacity of $10.2 million under the Senior Credit Facility.

Cash Provided by Operating Activities

For the three months ended March 31, 1999, cash used by operating activities was $1.1 million, compared to $1.7 million for the same period in 1998. The decrease in cash used by operations is due primarily to improved collections of accounts receivable and a reduction in inventory partially offset by lower net income, lower accounts payable and lower accrued expenses.

The days' sales outstanding for accounts receivable was approximately 48 trade days at December 31, 1998 and approximately 47 at March 31, 1999. The average days' sales outstanding decreased due to better collections.

The Company's inventories increased from $26.7 million at December 31, 1998 to $30.1 million at March 31, 1999. This increase is due to the Products Acquisition ($4.2 million) partially offset by improved inventory management. Inventory turns were 3.2 at March 31, 1999 and 3.0 at December 31, 1998.

The Company's accounts payable increased from $7.4 million at December 31, 1998 to $13.4 million at March 31, 1999. $5.3 million of this increase was due to the Products Acquisition.

Cash Used in Investing Activities

Capital Expenditures were $656,000 for the three months ended March 31, 1999 and $504,000 for the corresponding period in 1998. Acquisition spending totaled $60.1 million for the three months ended March 31, 1999 due to the Products Acquisition. Investment in joint ventures was $95,000 in the first quarter of 1998.

Cash Provided By Financing Activities

Cash provided by financing activities for the three months ended March 31, 1999 was $61.7 million compared to $2.2 million for the same period in 1998. This increase is due primarily to financing the Products Acquisition through additional borrowings under the amended Senior Credit Facility as well as additional paid-in capital from the Parent.

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

Adjusted EBITDA decreased to $5.2 million for the three months ended March 31, 1999 from $5.4 million for the corresponding period in 1998.

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

The company relies upon third parties for its operations including, but not limited to, suppliers of inventory, software, telephone service, electrical power, water and financial services. The Company is in the process of communicating with these third parties with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Initial communications with these third parties is expected to be completed by June 30, 1999. However, there can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. If it has been determined that a vendor will not be Year 2000 compliant in a timely manner, the Company will replace them with an alternative vendor. In most cases there are more than one vendor for the Company's purchasing requirements. In the case of no alternative suppliers, the Company will build inventory to maintain production until the situation can be resolved. The Company is verifying that its major customers are Year 2000 compliant. If it is determined that a customer will not be compliant in a timely manner, the Company may request C.O.D. terms. However, in most cases the Company believes that its records will be sufficient to ensure collectability from their customers.

The total cost to the Company of these Year 2000 Compliance activities is estimated to be less than $250,000, including any software upgrades, equipment upgrades, incidentals and it is not anticipated to be material to its future financial position, results of operations or cash flows in any given year. All costs will be funded through its regular operating and financing activities. These costs and the date which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Item 3:
Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through its regular operating and financing activities.

The Company engages in neither speculative nor derivative financial or trading activities

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans ($87.0 million at March 31, 1999) and the revolving credit facility ($14.0 million at March 31, 1999), which bears interest at variable rates. (See Note 4 to the Condensed consolidated financial statements). Borrowing under the Senior Credit Facility (both the term loans and revolving credit facility) bear interest based on Lenders' Reference Rate (as defined in the Senior Credit Facility) or LIBOR Rate plus an applicable margin. While changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the future, existing amounts outstanding at March 31, 1999 are primarily at fixed rates. The Company, therefore, believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

In September 1997, the Company consummated an offering of $95,000,000 aggregate principal amount of 10% Senior Subordinated Notes (the "Notes"), due 2004, (the "Offering"). The Company's Notes are at a fixed interest rate of 10%. As a result, a change in the fixed rate interest market would change the estimated fair market value of the Notes. The Company believes that a 10% change in the long-term interest rate would not have a material effect on the Company's financial condition, results of operations and cash flows.

While the Company historically has not used interest rate swaps, it may, in the future, use interest rate swaps to assist in managing the Company's overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.

Foreign Currency Exchange Risk

The Company has seven foreign subsidiaries or divisions, located in Mexico, Germany, Jamaica, Barbados and Hong Kong as well as Joint Ventures in India and China. The Company generates about 18% of its net sales from customers located outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $83,000 in the first quarter of 1999 compared to a gain of $3,000 in the comparable period of 1998.

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

           See Index of Exhibits. On April 5, 1999, the Company filed a Current Report on Form 8-K to report its Acquisition of Products Unlimited. The Company will file by amendment to such Current Report on Form 8-K certain financial statements of Products Unlimited and certain pro forma financial information of the Company pursuant to Items 7(a) and 7(b) of Form 8-K.

                                  SIGNATURES

                                             Communications Instruments, Inc.


May 17, 1999                                /s/ Ramzi A. Dabbagh
-------------------------       ------------------------------------------------
Date                                            Ramzi A. Dabbagh
                                             Chairman of the Board



May 17, 1999                                /s/ Richard L. Heggelund
-------------------------       ------------------------------------------------
Date                                            Richard L. Heggelund
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                    DESCRIPTION OF DOCUMENT
     --------                  -----------------------

     2.1+ Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).
     3.1 Articles of Incorporation of the Company is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     3.2 By-laws of the Company is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     3.3 Articles of Incorporation of Kilovac Corporation ("Kilovac") is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     3.4 By-laws of Kilovac Corporation is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     3.5 Articles of Incorporation of Kilovac International, Inc.("Kilovac International") is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     3.6 By-laws of Kilovac International is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     3.7          Amended and Restated Articles of Incorporation of Corcom, Inc.
                  is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     3.8 By-laws of Corcom, Inc. is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     4.1 Indenture dated as of September 18, 1997 by and among the Company, Kilovac, Kilovac International and Norwest Bank Minnesota, National Association, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     4.2 Purchase Agreement dated as of September 12, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     4.3 Registration Rights agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).

     4.4 Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     10.1 Employment Agreement dated as of May, 1993 between the Company and Ramzi A. Dabbagh is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.2 Employment Agreement dated as of May, 1993 between the Company and G. Daniel Taylor is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.3 Employment Agreement dated as of May, 1993 between the Company and Michael A. Steinbeck is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.4 Employment Agreement dated as of January 7, 1994 between the Company and David Henning is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.5 Management Agreement, dated as of September 18, 1997 among the Company, Parent and CHS Management III, L.P. is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.6 Tax Sharing Agreement dated as of September 18, 1997 between the Company, Parent, Kilovac International and Kilovac International FSC Ltd. is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.7+ Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of America National Trust and Savings Association and BancAmerica Securities, Inc., is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.8 Pledge Agreements dated as of September 18, 1997 by Parent, the Company, Kilovac and Kilovac International in favor of Bank of America Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.9 Subsidiary Guarantee dated as of September 18, 1997 by Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.10 Security Agreement dated as of September 18, 1997 among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.11 Stock Subscription and Purchase Agreement dated as of September 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of Kilovac named therein, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.12+ Asset Purchase Agreement dated as of June 27, 1996 between the Company and Figgie International Inc., is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.13 Environmental Remediation and Escrow Agreement, dated as of July 2, 1996, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).

     10.14 Lease Agreement dated as of July 2, 1996 by and between Figgie Properties, Inc. and Communications Instruments, Inc. d/b/a Hartman Division of CII Technologies Inc. is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.15 Second Amendment to Stock Subscription and Purchase Agreement dated as of August 26, 1996, by and among the Company, Kilovac and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.16+ Recapitalization Agreement dated as of August 6, 1997 and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.17 Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.18 Indemnification and Escrow Agreement dated as of September 18, 1997 by and among Parent, certain investors, certain selling stockholders and American National Bank and Trust Company of Chicago, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.19 Stockholders Agreement dated September 18, 1997 by and among Parent and certain of its stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.20 Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockholders is incorporated by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.21 Form of Junior Subordinated Promissory Note of Parent is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.22 Employment Agreement dated as of October 11, 1995 between Kilovac and Dan McAllister is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.23 Employment Agreement dated as of October 11, 1995 between Kilovac and Pat McPherson is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.24 Employment Agreement dated as of October 11, 1997 between Kilovac and Rick Danchuk is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.25 Employment Agreement dated as of October 11, 1997 between Kilovac and Robert A. Helman is incorporated herein by reference to Registration Statement on Form S-4 (File number 333-38209).
     10.26 Asset Purchase Agreement dated as of November 30, 1997 by and between the Company and Genicom Corporation is incorporated by reference to Report on Form 8-K (File Number 333-38209).
     10.27+ Stock Purchase Agreement dated as of October 31, 1997 by and between the Company and Societe Financiere D'Investissements Dans L'Equipement et la Construction Electrique, S.A., the sole stockholder of IBEX Aerospace Technologies, Inc is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     10.28+ Asset Purchase Agreement dated May 6, 1998, between Kilovac Corporation, Zerubavel Heifetz, Cesar Marestaing and Wilmar Electronics, Inc. is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).

     10.29+ Asset Purchase Agreement dated as of July 24, 1998, by and between the Company and Cornell-Dubilier Electronics, Inc.
     10.30 Voting Agreement dated as of March 10, 1998, by and among RF Acquisition Corp., Werner E. Neuman and James A. Steinback is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     10.31+ Credit Agreement dated as of June 19, 1998, among the Company, Parent, Bank of America National Trust and Savings Association and certain other lending institutions from time to time a party thereto is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     10.32+ Pledge Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     10.33+ Subsidiary Guarantee dated as of June 19, 1998 by Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     10.34+ Security Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209).
     10.35+ Stock Purchase Agreement dated March 19, 1999, by and among Products Unlimited Corporation, the Stockholders of Products Unlimited Corporation and the Company is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).
     10.36+ Amended and restated Credit Agreement among Parent, the Company, various lenders, NationsBank, N.A., as an Issuing Lender and Swingline Lender, and NationsBank, N.A., as the Administrative Agent, is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).
     10.37+ Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).
     10.38+ Amended and restated Security Agreement among Parent, the Company, certain subsidiaries of the Company and Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).
     10.39+ Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K (File Number 333-38209) .
     11.1 Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
     27 Financial Data Schedule.
     99.1 Press release dated March 22, 1999, published by the registrant is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).

--------
+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of Regulation S-K.