Form 10-Q
period 1999-06-30
COMMUNICATIONS INSTRUMENTS INC
filed 1999-08-13
CIK 1053916

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ___________

                       COMMUNICATIONS INSTRUMENTS, INC.
            (Exact name of registrant as specified in its charter)

              North Carolina                        56-182-82-70
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

    1200 Ridgefield Blvd, Suite 200,                    28806
              Asheville, NC                          (Zip Code)
(Address of principal executive offices)

                                (828) 670-5300
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Part 1. Financial Information
Item 1. Financial Statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)


                                                  June 30,        December 31,
                                                    1999              1998
                                                ------------      ------------
                                                 (Unaudited)           (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $     913         $      469
  Accounts receivable (less allowance
   for doubtful accounts: June 30, 1999 -
   $462, 1998 - $479)                               25,042             15,598
  Inventories                                       27,479             26,656
  Deferred income taxes                              2,102              2,246
  Other current assets                               3,948              1,622
                                                ------------      ------------
     Total current assets                           59,484             46,591
                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, net                  42,433             22,841
                                                ------------      ------------
OTHER ASSETS:
  Environmental assets                               1,523              1,560
  Goodwill (net of accumulated amortization:
   June 30, 1999 - $2,809, 1998 - $1,872)           64,891             39,971
  Intangible assets, net                            32,590             18,705
  Other noncurrent assets                              355                213
                                                ------------      ------------
     Total other assets                             99,359             60,449
                                                ------------      ------------

TOTAL ASSETS                                    $  201,276        $   129,881
                                                ============      ============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable                              $   11,284        $     7,405
  Accrued interest                                   2,806              2,799
  Other accrued liabilities                         10,082              6,792
  Current portion of long-term debt                  6,940              5,637
                                                ------------      ------------
     Total current liabilities                      31,112             22,633

LONG-TERM DEBT                                     185,298            133,044
ACCRUED ENVIRONMENTAL REMEDIATION COSTS              2,329              2,353
DEFERRED INCOME TAXES                               14,301              7,041
OTHER NONCURRENT LIABILITIES                           696                665
                                                ------------      ------------
     Total liabilities                             233,736            165,736
                                                ------------      ------------

CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
  Common stock, $.01 par value, 1,000
   shares authorized, issued and outstanding           --                 --
  Additional paid in capital                        22,317             17,317
  Accumulated deficit                              (54,685)           (53,194)
  Accumulated other comprehensive
   income (loss)                                       (92)                22
                                                ------------      ------------
     Total stockholder's deficiency                (32,460)           (35,855)
                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDER'S
 DEFICIENCY                                     $  201,276        $   129,881
                                                ============      ============


(1) Derived from December 31, 1998 audited consolidated financial statements

See notes to unaudited condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                               Three months ended        Six Months Ended
                                                             ----------------------    ---------------------
                                                             June 30,      June 30,    June 30,     June 30,
                                                               1999          1998        1999         1998
                                                             --------      --------    --------     --------
Net sales                                                    $ 49,277      $ 27,484    $ 83,129     $ 53,652
Cost of sales                                                  37,546        18,209      61,873       36,217
                                                             --------      --------    --------     --------
  Gross profit                                                 11,731         9,275      21,256       17,435

Operating expenses:
  Selling expenses                                              3,425         1,853       6,233        3,571
  General and administrative expenses                           2,974         1,936       5,611        3,791
  Research and development expenses                               475           362         859          599
  Amortization of goodwill and other intangibles                1,237           238       1,992          419
                                                             --------      --------    --------     --------
    Total operating expenses                                    8,111         4,389      14,695        8,380
                                                             --------      --------    --------     --------

Operating income                                                3,620         4,886       6,561        9,055

Interest expense, net                                          (4,706)       (2,827)     (8,351)      (5,456)
Other income (expense), net                                         9             2          (1)           3
                                                             --------      --------    --------     --------
Income (loss) before income taxes and extraordinary item       (1,077)        2,061      (1,791)       3,602
Provision for (benefit from) income taxes                        (161)          832        (300)       1,457
                                                             --------      --------    --------     --------
Income (loss) before extraordinary item                          (916)        1,229      (1,491)       2,145
Extraordinary item--early extinguishment of debt
 (less income tax benefits of $234)                                 0           351           0          351
                                                             --------      --------    --------     --------
Net income (loss)                                                (916)          878      (1,491)       1,794

Other comprehensive income (loss):
Foreign currency translation adjustment                           (31)           (2)       (114)           1
                                                             --------      --------    --------     --------
Other comprehensive income (loss)                                 (31)           (2)       (114)           1
                                                             --------      --------    --------     --------

Comprehensive income (loss)                                  $   (947)     $    876    $ (1,605)    $  1,795
                                                             ========      ========    ========     ========

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in Thousands)

                                                  Six Months Ended
                                                         June 30,
                                                  ---------------------
                                                    1999         1998
                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $ (1,491)    $  1,794

Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                      6,065        2,738
  Deferred income taxes                               (551)        (325)
  Extraordinary loss                                    --          585
  Other                                                 --           (6)
Changes in operating assets and liabilities,
  net of effects of acquisitions:
  Increase in accounts receivable                     (623)      (3,954)
  Decrease (increase) in inventories                 3,381         (745)
  (Increase) decrease other current assets            (301)          46
  (Decrease) increase in accounts payable           (1,991)       2,379
  Increase in accrued liabilities                    1,274        1,175
  Increase in accrued interest                           7           59
  Changes in other assets and labilities              (110)          (6)
                                                  --------     --------
    Net cash provided by operating activities        5,660        3,740

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash received  (60,146)     (46,827)
  Purchases of property, plant and equipment        (1,990)      (1,240)
  Investment in joint ventures                        (144)         (95)
                                                  --------     --------
    Net cash used in investing activities          (62,280)     (48,162)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of credit                  600        5,537
  Borrowings under long-term debt agreements        55,000       35,100
  Repayments under long-term debt agreement         (2,000)          --
  Payment of loan financing fees                    (1,671)        (754)
  Payment of capital lease obligations                 (54)         (38)
  Advances from parent                                 263          105
  Repayments of amounts owed to former
    stockholders of subsidiary                          --         (113)
  Additional paid-in capital (from parent)           5,000        5,000
  Other                                                (74)          38
                                                  --------     --------
    Net cash provided by financing activities       57,064       44,875

NET INCREASE IN CASH AND CASH EQUIVALENTS              444          453

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         469          298
                                                  --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    913     $    751
                                                  ========     ========

See notes to unaudited condensed consolidated financial statements

Communications Instruments, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands except share amounts)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Communications Instruments, Inc. and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Kilovac Corporation ("Kilovac"), Electro-Mech S.A. ("Electro-Mech"), Corcom, Inc. ("Corcom"), which became a wholly owned subsidiary on June 19, 1998, Products Unlimited Corporation ("Products"), which became a wholly owned subsidiary on March 19,1999, operate facilities in Carpenteria, California (Kilovac), Juarez, Mexico (Electro-Mech and Corcom), Libertyville, Illinois (Corcom), Sterling and Prophetstown, Illinois (Products), Sabula and Guttenburg, Iowa (Products) and Munich, Germany (Corcom).

The interim financial data as of and for the quarters and the six months ended June 30, 1999 and June 30, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1998 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements.

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

Additionally, the Company paid a dividend of approximately $59.4 million to the Parent, which was used by the Parent in conjunction with the proceeds of issuances of the Parent's common stock (approximately $9.8 million), the Parent's preferred stock (approximately $2.0 million) and junior subordinated debt of the Parent (approximately $12.7 million) as follows: approximately $71.5 million was used to purchase shares of the Parent's capital stock from existing shareholders; approximately $3.5 million was used to pay Recapitalization and other financing expenses; and approximately $7.6 million was used to repay certain indebtedness of the Parent.

Acquisitions

Acquisitions, unless otherwise noted below, are accounted for as purchases. The purchase prices are allocated to the assets acquired and liabilities assumed based on their fair values, and any excess cost is allocated to goodwill. The fair value of significant property, plant and equipment and intangibles and other assets acquired are determined generally by appraisals.

Products Unlimited

On March 19, 1999, the Company purchased all of the outstanding equity securities of Products (the "Products Acquisition"), a manufacturer and marketer of relays, transformers, and contractors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa and has approximately 1,000 employees.

The allocation of purchase price is subject to final determination based on changes in certain estimates of asset valuations and determinations of liabilities assumed that may occur within the first year of operations. Management believes that there may be material changes to the allocation of the purchase price to certain assets and liabilities.

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

The Company has announced the relocation of the manufacturing in its Waynesboro, VA facility to its facilities in North Carolina. These plans were finalized in late 1998. The relocation will be completed by the end of 1999. The estimated costs of this facility relocation, including estimated costs of employee separation and preparing the North Carolina facilities for the relocation, are approximately $1.0 million. Management expects that a significant portion of these costs will be expensed as incurred during 1999. Approximately $365 of these costs were expensed in the six months ended June 30, 1999.

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

On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.681 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($468, net of tax at June 30, 1999 and December 31, 1998) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

Pro forma financial information is not presented relating to the purchase of the remaining 20% ownership of Kilovac as Kilovac's accounts have been consolidated into the Company's financial statements since October 1995.


The following summarizes the purchase price allocations as the respective dates of acquisitions:

                                 Kilovac      ibex           GRD         Wilmar       Corcom         CD         Products
                                Purchase   Acquisition   Acquisition   Acquisition    Merger     Acquisition   Acquisition
Current assets                  $    47     $  1,041       $ 3,887       $  381      $ 12,761       $ 505       $ 15,050
Property, plant and equipment       169          150         2,045           80         7,374          82         21,237
Intangibles and other assets      4,577        1,762            24        2,045        35,550         380         39,738
Liabilities assumed               (293)         (965)       (1,273)        (356)      (10,635)       (119)       (15,901)
                                ------       -------       -------       ------      --------       -----        --------
Purchase price, net of
  acquired cash                 $4,500       $ 1,988       $ 4,683       $2,150      $ 45,050       $ 848       $ 60,124
                                ======       =======       =======       ======      ========       =====       ========

The following unaudited six months of 1998 pro forma financial information shows the results of operations as though the Corcom Merger and the Products Acquisition occurred as of January 1, 1998. The following unaudited six months of 1999 pro forma financial information shows the results of operations as though the Products Acquisition occurred as of January 1, 1999. These results include, but are not limited to, the straight-line amortization of excess purchase price over the net assets acquired over a thirty-year period and an increase in interest expense as a result of the debt borrowed to finance the transactions.

                                                  Six Months ended
                                                      June 30,
                                                 -------------------
                                                 1999         1998
                                                -------      -------
Net sales                                       $98,376      $99,681
Operating income                                  8,386       11,917
Income (loss) before extraordinary item          (1,812)         942
Net income (loss)                                (1,812)         591

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Products Acquisition taken place on January 1, 1999 or had the Corcom Merger and the Products Acquisition taken place on January 1, 1998 or (ii) future results of operations of the combined businesses.

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd (the "Chinese Joint Venture"). Each party holds 50% of the shares of the new company. The new joint venture is a manufacturer and marketer of relay components. The Company's investment was approximately $144. The Chinese Joint Venture began production in March 1999.

3.   Inventories

Components of inventory are as follows:

                               June 30,     December 31,
                                 1999           1998
                                 ----           ----
Finished goods                 $ 7,884        $ 6,786
Work-in-process                  8,367          9,093
Raw materials and supplies      18,355         17,401
Reserve for obsolescence        (7,127)        (6,624)
                               -------        -------
Total                          $27,479        $26,656
                               =======        =======


4.   Long -Term Debt

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

The Company's long-term debt at June 30, 1999 consists primarily of the $95.0 million Notes and revolving loans of $10.3 million and term loans of $86.0 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac and Kilovac International, Inc., have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. Communications Instruments, Inc., its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc. and Corcom, Inc., Products Unlimited Corporation, Marc Enterprises, Inc., SOL Industries, Inc., GW Industries, Inc. and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, and commenced on March 15, 1998. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part, at any time on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of the redemption. In addition, at any time prior to September 15, 2000, the Company may at its option, redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of an Equity Offering (as defined in the Indenture), provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption.

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The "Reference Rate" means the rate of interest announced by the lender as "Reference Rate." At June 30, 1999,

LIBOR borrowing rates ranged from 7.6875% to 8.5625%. At June 30, 1999, the base rate-borrowing rate was 9.25%. The weighted average borrowing rate, calculated based on borrowings outstanding at June 30, 1999 under base rate and LIBOR loans was 8.22%.

The Senior Credit Facility provides a line of credit of $25.0 million due on June 19, 2003, a Tranche A term loan with a remaining balance of $31.0 million due in full by June 19, 2003, and a Tranche B Term Loan of $55.0 million due in full by March 15, 2004. The Tranche A term loan is payable as follows: $2.8 million remaining in 1999, $6.3 million in 2000, $7.8 million in 2001, $9.3 million in 2002, $5.0 million in 2003. The Tranche B term loan is payable as follows: $275 remaining in 1999, $550 in 2000, $550 in 2001, $550 in 2002, $26.7
million in 2003 and $26.4 million in 2004.

The terms of the Senior Credit Facility and the Indenture place restrictions on the Company including, but not limited to the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, fixed charge coverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of June 30, 1999, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility were $950 at June 30, 1999 and December 31, 1998.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of June 30, 1999, the Company had available unused borrowing capacity of approximately $13.8 million under the Senior Credit Facility.

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

6.   Segment Disclosure

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 results in revised and additional disclosures but had no effect on the financial position or results of operations of the Company. The information for the six months ended June 30, 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

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

                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                         1999         1998           1999         1998
                                                         ----         ----           ----         ----
Net sales:
  High Performance Group                               $ 19,465      $ 23,096      $ 39,784      $45,845
  Specialized Industrial Group                           30,026         4,515        43,732        8,026
  Intersegment elimination (1)                             (214)         (127)         (387)        (219)
                                                       --------      --------       -------      -------
Consolidated net sales                                 $ 49,277      $ 27,484       $83,129      $53,652
                                                       ========      ========       =======      =======
Operating income:
  High Performance Group                               $  2,039      $  4,735       $ 4,635      $ 8,917
  Specialized Industrial Group                            2,473           653         3,614        1,184
  Corporate Allocations (2)                                (892)         (502)       (1,688)      (1,046)
                                                       --------      --------       -------      -------
Consolidated operating income                             3,620         4,886         6,561        9,055
                                                       --------      --------       -------      -------
Interest expense, net                                    (4,706)       (2,827)       (8,351)      (5,456)
Other income (expense), net                                   9             2            (1)           3
                                                       --------      --------       -------      -------
Consolidated income (loss) before income taxes         $ (1,077)     $  2,061      $ (1,791)     $ 3,602
                                                       ========      ========       =======      =======
Depreciation and amortization expense:
  High Performance Group                                                           $  2,387      $ 2,233
  Specialized Industrial Group                                                        3,197          158
                                                                                   --------      -------
                                                                                      5,584        2,391
  Amortization of debt issuance costs (3)                                               481          347
                                                                                   --------      -------
Consolidated depreciation and amortization expense                                 $  6,065      $ 2,738
                                                                                   ========      =======
Purchases of property, plant and equipment:
  High Performance Group                                                           $    993      $ 1,076
  Specialized Industrial Group                                                          997          164
                                                                                   --------      -------
Consolidated capital expenditures                                                  $  1,990      $ 1,240
                                                                                   ========      =======

                                                       June 30,    December 31,
                                                         1999          1998
                                                         ----          ----
Assets:
  High Performance Group                               $ 70,280      $ 69,351
  Specialized Industrial Group                          130,996        60,530
                                                       --------      --------
Consolidated assets                                    $201,276      $129,881
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

7.   New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters beginning after June 15, 1999 (the effective date has been extended to all fiscal quarters beginning after June 15, 2000 by the issuance in June 1999 of SFAS No. 137). The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined what impact, if any, that this new accounting standard will have on its financial statements.

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Some of the matters discussed below and elsewhere herein contain forward-looking statements regarding the future performance of the Company and future events. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this quarterly report as well as in the Registrant's Annual Report for the year ended December 31, 1998 on Form 10-K.

Overview

In March 1999, the Company purchased all of the outstanding equity securities of Products, a manufacturer and marketer of relays, transformers, and contactors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa and has approximately 1,000 employees. The acquisition has been accounted for under the purchase method of accounting.

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

Results of Operations

The following table sets forth information derived from the unaudited condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated. There can be no assurance that the trends in operating results will continue in the future.

                                                   Six Months Ended          Three Months Ended
                                                       June 30                     June 30
                                              ------------------------------------------------------
                                                  1999          1998          1999          1998
                                              ------------  ------------  ------------  ------------

Net sales                                        100.0%        100.0%        100.0%        100.0%
Cost of sales                                     74.4%         67.5%         76.2%         66.3%
Gross profit                                      25.6%         32.5%         23.8%         33.7%
Selling expenses                                   7.5%          6.7%          7.0%          6.7%
General and administrative expenses                6.7%          7.1%          6.0%          7.0%
Research and development expenses                  1.0%          1.1%          1.0%          1.3%
Amortization of goodwill and other intangibles     2.4%          0.8%          2.5%          0.9%
Operating income                                   7.9%         16.9%          7.3%         17.8%




Discussion of Consolidated Results of Operations

Six Months Ended June 30, 1999 Compared to Six months Ended June 30, 1998

Net sales of the Company for the six months ended June 30, 1999, increased $29.5 million, or 54.9%, to $83.1 million from $53.7 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, net sales of the Company for the six months ended June 30, 1999, decreased $8.1 million, or 15.3%, to $44.6 million from $52.7 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets, (ii) a 1998 peak in a certain type of relay use in the communications market partially offset by
(iii) the effect of the Wilmar Acquisition and the CD Acquisition. Revenues were unfavorably impacted by the relocation of operations due to the required requalifications in the customer base.

Gross profit of the Company for the six months ended June 30, 1999, increased $3.8 million, or 21.9%, to $21.3 million from $17.4 million for the corresponding period in 1998. Gross profit margin decreased however, to 25.6% from 32.5% for the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, gross profit of the Company for the six months ended June 30, 1999, decreased $5.4 million, or 31.6%, to $11.7 million from $17.1 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, gross profit margin decreased however, to 26.3% from 32.5% for the corresponding period in 1998. The decrease in gross margin as a percentage of net sales is due primarily to (i) lower gross profits as a percentage of net sales for acquired companies, (ii) a charge of a approximately $365,000 for a portion of the costs of relocating the Waynesboro, VA facility, and (iii) lower volumes at lower sales prices in an increasingly competitive market partially offset by continued cost reductions.

Selling expenses for the Company for the six months ended June 30, 1999, increased $2.7 million, or 74.5%, to $6.2 million from $3.6 million for the same corresponding period in 1998. Selling expenses as a percentage of net sales increased to 7.5% from 6.7% in the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, selling expenses for the Company for the six months ended June 30, 1999, increased $242,000, or 7.0%, to $3.7 million from $3.5 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, selling expenses as a percentage of net sales increased to 8.3% from 6.6% for the same period in 1998. This increase in selling expenses as a percentage of net sales is due primarily to the slightly higher costs associated with a newly organized Corporate Sales and Marketing Department offset by lower revenues.

General and administrative expenses for the Company for the six months ended June 30, 1999, increased $1.8 million, or 48.0%, to $5.6 million from $3.8 million in 1998. General and administrative expenses as a percentage of net sales decreased to 6.7% from 7.1% for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, general and administrative expenses for the Company for the six months ended June 30, 1999 decreased $412,000, or 10.9%, to $3.4 million from $3.8 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, general and administrative expenses as a percentage of net sales increased to 7.6% from 7.2% for the corresponding period in 1998. This increase in general and administrative expenses as a percentage of net sales primarily is attributed to slightly lower costs offset by a greater decrease in revenues.

Research and development expenses for the Company for the six months ended June 30, 1999, increased $260,000, or 43.4%, to $859,000 from $599,000 for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, research and development expenses for the six months ended June 30, 1999, increased $24,000, or 4.1%, to $616,000 from $592,000 for the corresponding period in 1998.

Amortization of goodwill and other intangibles for the Company for the six months ended June 30, 1999, increased $1.6 million, or 375.4%, to $2.0 million from $419,000 for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, amortization of goodwill and other intangibles for the Company for the six months ended June 30, 1999, increased $30,000, or 8.1%, to $399,000 from $369,000 for the corresponding period in 1998. This increase is due primarily to the amortization of goodwill due to the CD Acquisition (third quarter of 1998) and the Wilmar Acquisition (second quarter of 1998).

Interest expense of the Company for the six months ended June 30, 1999, increased $2.9 million, or 53.1%, to $8.4 million from $5.5 million for the corresponding period in 1998. The increase was due primarily to the increased debt levels associated with financing the Wilmar Acquisition, the Corcom Merger, the Products Acquisition, and the CD Acquisition.

Income taxes of the Company for the six months ended June 30, 1999 were 14.9% of loss before income taxes as compared to 40.4% for the corresponding period in 1998. The decreased effective tax rate is due primarily to the goodwill amortization not deductible for tax purposes from the Corcom Merger and the Products Acquisition.

Extraordinary item for the six months ended June 30, 1998 reflects the write-off of $585,000 of unamortized deferred financing costs associated with the Old Senior Credit Facility net of taxes of $234,000.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net sales of the Company for the quarter ended June 30, 1999, increased $21.8 million, or 79.3%, to $49.3 million from $27.5 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, net sales of the Company for the quarter ended June 30, 1999, decreased $4.8 million, or 17.9%, to $21.8 million from $26.5 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets, (ii) a 1998 peak in a certain type of relay use in the communications market partially offset by
(iii) the effect of the Wilmar Acquisition and the CD Acquisition. Revenues were unfavorably impacted by the relocation of operations due to the required requalifications in the customer base.

Gross profit of the Company for the quarter ended June 30, 1999, increased $2.5 million, or 26.5%, to $11.7 million from $9.3 million for the corresponding period in 1998. Gross profit margin decreased however, to 23.8% from 33.7% for the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, gross profit of the Company for the quarter ended June 30, 1999, decreased $3.5 million, or 39.5%, to $5.4 million from $9.0 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, gross profit margin decreased however, to 24.9% from 33.8% for the corresponding period in 1998. The decrease in gross margin as a percentage of net sales is due primarily to (i) lower gross profits as a percentage of net sales for acquired companies, (ii) a charge of approximately $115,000 for a portion of the costs of relocating the Waynesboro, VA facility, and (iii) lower volumes at lower sales prices in an increasingly competitive market partially offset by continued cost reductions.

Selling expenses for the Company for the quarter ended June 30, 1999, increased $1.6 million, or 84.8%, to $3.4 million from $1.9 million for the same corresponding period in 1998. Selling expenses as a percentage of net sales increased to 7.0% from 6.7% in the same period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, selling expenses for the Company for the quarter ended June 30, 1999, increased $100,000, or 5.7%, to $1.9 million from $1.8 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, selling expenses as a percentage of net sales increased to 8.5% from 6.6% for the same period in 1998. This increase in selling expenses as a percentage of net sales is due primarily to the slightly higher costs associated with a newly organized Corporate Sales and Marketing Department offset by lower revenues.

General and administrative expenses for the Company for the quarter ended June 30, 1999, increased $1.0 million, or 53.6%, to $3.0 million from $1.9 million in 1998. General and administrative expenses as a percentage of net sales decreased to 6.0% from 7.0% for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, general and administrative expenses for the Company for the quarter ended decreased $152,000, or 8.3% to $1.7 million from $1.8 million for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, general and administrative expenses as a percentage of net sales increased to 8.1% from 6.9% for the corresponding period in 1998. This increase in general and administrative expenses as a percentage of net sales is primarily attributed to slightly lower costs offset by a greater decrease in revenues.

Research and development expenses for the Company for the quarter ended June 30, 1999, increased $113,000, or 31.2%, to $475,000 from $362,000 for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, research and development expenses for the quarter ended June 30, 1999, decreased $41,000, or 11.5%, to $314,000 from $355,000 for the corresponding period in 1998.

Amortization of goodwill and other intangibles for the Company for the quarter ended June 30, 1999, increased $999,000, or 419.7%, to $1.2 million from $238,000 for the corresponding period in 1998. Excluding the effect of the Corcom Merger and the Products Acquisition, amortization of goodwill and other intangibles for the Company for the quarter ended June 30, 1999, increased $8,000, or 4.3%, to $196,000 from $188,000 for the corresponding period in 1998. This increase is due primarily to the amortization of goodwill due to the CD Acquisition (third quarter of 1998).

Interest expense of the Company for the three months ended June 30, 1999, increased $1.9 million, or 66.5%, to $4.7 million from $2.8 million for the corresponding period in 1998. The increase was due primarily to the increased debt levels associated with financing the Corcom Merger, the Products Acquisition, and the CD Acquisition.

Income taxes of the Company for the three months ended June 30, 1999 were 16.8% of loss before income taxes as compared to 40.5% for the corresponding period in 1998. The decreased effective tax rate is due primarily to the goodwill amortization not deductible for tax purposes from the Corcom Merger and the Products Acquisition.

Extraordinary item for the three months ended June 30, 1998 reflects the write-off of $585,000 of unamortized deferred financing costs associated with the Old Senior Credit Facility net of taxes of $234,000.


Segment Discussion

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

High Performance Group

Net sales of HPG decreased by $6.1 million, or 13.2%, to $39.8 million from $45.8 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets and (ii) a recovering economic slow down in Asia partially offset by (iii) the effect of the Wilmar Acquisition. Revenues were unfavorably impacted by the relocation of operations due to the required requalifications in the customer base.

Operating income of HPG decreased $4.3 million, or 48.0%, to $4.6 million from $8.9 million for the same period in 1998. Operating income of HPG as a percentage of net sales of HPG decreased to 11.9% from 19.5% for the same period in 1998. The decrease in operating income as a percentage of net sales is due primarily to lower sales prices in an increasingly competitive market, lower revenues and approximately $365,000 of expenses in connection with the relocation of the Waynesboro, VA facility.

Specialized Industrial Group

Net sales of SIG increased $35.7 million, or 444.8%, to $43.8 million from $8.0 million for the same period in 1998. Operating income of SIG increased $2.4 million, or 205.2%, to $3.6 million from $1.2 million for the same period in 1998. Operating income of SIG as a percentage of SIG net sales decreased to 8.3% from 14.8% for the same period in 1998. As a result of the Corcom Merger and the Products Acquisition, net sales and operating income increased $37.6 million and $3.2 million, respectively. The remaining decrease in net sales and operating income is $1.9 million and $792,000 respectively, and is due primarily to a 1998 peak in a certain type of relay used in the communications industry.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

High Performance Group

Net sales of HPG decreased by $3.6 million, or 15.7%, to $19.5 million from $23.1 million for the corresponding period in 1998. This decrease is due primarily to a softening in military/defense and the automatic test equipment markets partially offset by the effect of the Wilmar Acquisition. Revenues were unfavorably impacted by the relocation of operations due to the required requalifications in the customer base.

Operating income of HPG decreased $2.7 million, or 56.9%, to $2.0 million from $4.7 million for the same period in 1998. Operating income of HPG as a percentage of net sales of HPG decreased to 10.5% from 20.5% for the same period in 1998. The decrease in operating income as a percentage of net sales is due primarily to lower sales prices in an increasingly competitive market, lower revenues and approximately $65,000 of expenses in connection with the relocation of the Waynesboro, VA facility.

Specialized Industrial Group

Net sales of SIG increased $25.5 million, or 565.0%, to $30.0 million from $4.5 million for the same period in 1998. Operating income of SIG increased $1.8 million, or 278.7%, to $2.5 million from $653,000 for the same period in 1998. Operating income of SIG as a percentage of SIG net sales decreased to 8.2% from 14.5% for the same period in 1998. As a result of the Corcom Merger and the Products Acquisition, net sales and operating income increased $26.6 million and $2.4 million, respectively. The remaining decrease in net sales and operating income is $1.1 million and $530,000 respectively, and is due primarily to a 1998 peak in a certain type of relay used in the communications industry.

Liquidity and Capital Resources

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. At June 30, 1999, the Company had available unused borrowing capacity of approximately $13.8 million under the Senior Credit Facility.

Cash Provided by Operating Activities

For the six months ended June 30, 1999, cash provided by operating activities was $5.7 million, compared to $3.7 million for the same period in 1998. The increase in cash provided by operations is due primarily to improved collections of accounts receivable and a reduction in inventory partially offset by lower net income and lower accounts payable levels.

The days' sales outstanding for accounts receivable was approximately 48.3 trade days at December 31, 1998 and approximately 46.4 at June 30, 1999. The average days' sales outstanding decreased due to better collections.

The Company's inventories increased from $26.7 million at December 31, 1998 to $27.5 million at June 30, 1999. This increase is due to the Products Acquisition ($4.2 million) offset by improved inventory management. Inventory turns were 5.2 at June 30, 1999 and 2.9 at December 31, 1998.

The Company's accounts payable increased from $7.4 million at December 31, 1998 to $11.3 million at June 30, 1999. $5.9 million of this increase was due to the Products Acquisition partially offset by lower accounts payable due to lower inventory purchases.

Cash Used in Investing Activities

Capital Expenditures were $2.0 million for the six months ended June 30, 1999 and $1.2 million for the corresponding period in 1998. Acquisition spending totaled $60.1 million for the six months ended June 30, 1999 due to the Products Acquisition and was $46.8 million for the six months ended June 30, 1998 due to the Wilmar Acquisition and the Corcom Merger. Investment in joint ventures was $144,000 for the six months ended June 30, 1999 and $95,000 for the corresponding period in 1998.

Cash Provided By Financing Activities

Cash provided by financing activities for the three months ended June 30, 1999 was $57.0 million compared to $44.9 million for the same period in 1998. This increase is due primarily to financing the Products Acquisition through additional borrowings under the amended Senior Credit Facility as well as additional paid-in capital from the Parent.

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

Adjusted EBITDA increased to $12.5 million for the six months ended June 30, 1999 from $11.5 million for the corresponding period in 1998. Adjusted EBITDA increased to $7.4 million for the three months ended June 30, 1999 from $6.1 million for the corresponding period in 1998.

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

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Many of the Company's systems have hardware and packaged software recently purchased from large vendors who have represented that these systems are Year 2000 compliant. Internal and external resources are being used to make the required modifications and are expected to be completed and tested by September 1, 1999. The Company's major systems, including its manufacturing, general ledger and payroll systems have been due for upgrades in order to maintain vendor support. The Company, therefore, would be devoting the efforts of its internal resources to some or all of these projects through the normal course of business even if Year 2000 issues had not existed.

The company relies upon third parties for its operations including, but not limited to, suppliers of inventory, software, telephone service, electrical power, water and financial services. The Company is in the process of communicating with these third parties with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Initial communications with these third parties was completed by June 30, 1999.
However, there can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. If it has been determined that a vendor will not be Year 2000 compliant in a timely manner, the Company will replace them with an alternative vendor. In most cases there are more than one vendor for the Company's purchasing requirements. In the case of no alternative suppliers, the Company will build inventory to maintain production until the situation can be resolved. The Company is verifying that its major customers are Year 2000 compliant. If it is determined that a customer will not be compliant in a timely manner, the Company may request C.O.D. terms. However, in most cases the Company believes that its records will be sufficient to ensure collectability from its customers.

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

The Company engages in neither speculative nor derivative financial or trading activities

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans ($86.0 million at June 30,1999) and the revolving credit facility ($10.3 million at June 30, 1999), which bears interest at variable rates. (See Note 4 to the unaudited condensed consolidated financial statements). Borrowings under the Senior Credit Facility (both the term loans and revolving credit facility) bear interest based on Lenders' Reference Rate (as defined in the Senior Credit Facility) or LIBOR Rate plus an applicable margin. While changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the future, existing amounts outstanding at June 30, 1999 are primarily at fixed rates. The Company, therefore, believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $114,000 in the first half of 1999 compared to a gain of $1,000 in the comparable period of 1998. The net loss resulting from foreign currency translations was $31,000 in the second quarter of 1999 compared to a loss of $2,000 in the comparable period of 1998.

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

     See Index of Exhibits. On April 5, 1999, the Company filed a Current Report on Form 8-K to report its Acquisition of Products Unlimited.

On June 4, 1999, the Company filed an amendment to Current Report on Form 8-K to report certain financial statements of Products Unlimited and certain pro forma financial information of the Company pursuant to Items 7(a) and 7(b) of Form 8-K.



                                  SIGNATURES

                                             Communications Instruments, Inc.



August 13, 1999                                    /s/  Ramzi A. Dabbagh
-------------------------                ---------------------------------------
Date                                                    Ramzi A. Dabbagh
                                                      Chairman of the Board
                                                     Chief Executive Officer


August 13, 1999                                    /s/  Richard L. Heggelund
-------------------------                ---------------------------------------
Date                                                    Richard L. Heggelund
                                                       Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

2.1+ Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated herein by reference to Report on Form 8-K
        (File Number 333-38209).
3.1 Articles of Incorporation of the Company is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
3.2 By-laws of the Company is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
3.3 Articles of Incorporation of Kilovac Corporation ("Kilovac") is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
3.4 By-laws of Kilovac Corporation is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
3.5 Articles of Incorporation of Kilovac International, Inc. ("Kilovac International") is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
3.6 By-laws of Kilovac International is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
3.7 Amended and Restated Articles of Incorporation of Corcom, Inc. is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
3.8 By-laws of Corcom, Inc. is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
4.1 Indenture dated as of September 18, 1997 by and among the Company, Kilovac, Kilovac International and Norwest Bank Minnesota, National Association, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
4.2 Purchase Agreement dated as of September 12, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)

4.3 Registration Rights Agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Forms S-4
        (File number 333-38209)
4.4 Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Report on Form 10-K
        (File number 333-38209)
10.1    Employment Agreement dated as of May, 1993 between the Company and Ramzi
        A. Dabbagh is incorporated herein by reference to Registration
        Statement on Form S-4
        (File number 333-38209)
10.2 Employment Agreement dated as of May, 1993 between the Company and G. Dan Taylor is incorporated herein by reference to Registration
        Statement on Form S-2
        (File number 333-38209)
10.3 Employment agreement dated as of May, 1993 between the Company and Michael A. Steinback is incorporated herein by reference to Registration Statement on Form S-4
        (File number 333-38209)
10.4 Employment Agreement dated as of January 7, 1994 between the Company and David Henning is incorporated herein by reference to Registration Statement on Form S-4
        (File number 333-38209)
10.5 Management Agreement, dated as of September 18, 1997 among the Company, parent and CHS Management III, LP, is incorporated by reference to Registration Statement on Form S-4
        (File number 333-38209)
10.6 Tax Sharing Agreement dated as of September 18, 1997 between the Company, Parent, Kilovac International and Kilovac International FSC Ltd. is incorporated herein by reference to Registration Statement on Form S-4
        (File number 333-38209)
10.7+ Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of America National Trust and Savings Association and BancAmerica Securities, Inc., is incorporated herein by reference to Registration Statement on Forms S-4
        (File number 333-38209)
10.8 Pledge Agreements dated as of September 18, 1997 by parent, the Company, Kilovac and Kilovac International in favor of Bank of America Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4
        (File number 333-38209)

10.9 Subsidiary Guarantee dated as of September 18, 1997 by Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.10 Security Agreement dated as of September 18, 1997 among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.11 Stock Subscription and Purchase Agreement dated as of September 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of Kilovac name therein, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.12+ Asset Purchase Agreement dated as of June 27, 1996 between the Company and Figgie International Inc., is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.13 Environmental Remediation and Escrow Agreement, dated as of July 2, 1996, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.14 Lease Agreement dated as of July 2, 1996 by and between Figgie Properties, Inc. and Communications Instruments, Inc. d/b/a Hartman Division of CII Technologies Inc. is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.15 Second Amendment to Stock Subscription and Purchase Agreement dated as of August 26, 1996 by and among the Company, Kilovac and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.16+ Recapitalization Agreement dated as of August 6, 1997 and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.17 Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.18 Indemnification and Escrow Agreement dated as of September 18, 1997 by and among Parent, certain investors, certain selling stockholders and

        American National Bank and Trust Company of Chicago, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.19 Stockholders Agreement dated September 18, 1997 by and among Parent and certain of its stockholders, is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.20 Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockholders is incorporated by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.21 Form of Junior Subordinated Promissory Note of Parent is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.22 Employment Agreement dated as of October 11, 1995 between Kilovac and Dan McAllister is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.23 Employment Agreement dated as of October 11, 1995 between Kilovac and Pat McPherson is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.24 Employment Agreement dated as of October 11, 1997 between Kilovac and Rick Danchuk is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.25 Employment Agreement dated as of October 11, 1997 between Kilovac and Robert A. Helman is incorporated herein by reference to Registration Statement on Form S-4
        (File Number 333-38209)
10.26 Asset Purchase Agreement dated as of November 30, 1997 by and between the Company and Genicom Corporation is incorporated by reference to Report on Form 8-K
        (File Number 333-38209)
10.27+ Stock Purchase Agreement dated as of October 31, 1997 by and between the Company and Societe Financiere D'Investissements Dans L'Equipement et la Construction Electrique, S.A., the sole stockholder of IBEX
        Aerospace Technologies, Inc. is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
10.28+ Asset Purchase Agreement dated May 6, 1998, between Kilovac Corporation, Zerubavel Heifetz, Cesar Marestaing and Wilmar Electronics, Inc. is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
10.29+ Asset Purchase Agreement dated as of July 24, 1998, by and between the Company and Cornell-Dubilier Electronics, Inc.
10.30 Voting Agreement dated as of March 10, 1998, by and among RF Acquisition Corp., Werner E. Neuman and James A. Steinback is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
10.31+ Credit Agreement dated as of June 19, 1998, among the Company, Parent, Bank of America National Trust and Savings Association and certain other lending institutions from time to time a party thereto is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
10.32+ Pledge Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
10.33+ Subsidiary Guarantee dated as of June 19, 1998 by Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
10.34+  Security Agreement dated as of June 19, 1998, among Parent, the
        Company, Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
        (File Number 333-38209)
10.35+ Stock Purchase Agreement dated March 19, 1999, by and among Products Unlimited Corporation, the Stockholders of Products Unlimited Corporation and the Company is incorporated herein by reference to Report on Form 8-K
        (File Number 333-38209)
10.36+ Amended and restated Credit Agreement among Parent, the Company, various lenders, NationsBank, N.A., as an Issuing Lender and Swingline Lender, and NationsBank, N.A., as the Administrative Agent, is incorporated herein by reference to Report on Form 8-K
        (File Number 333-38209)
10.37+ Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on Form 8-K
        (File Number 333-38209)
10.38+ Amended and restated Security Agreement among Parent, the Company, certain subsidiaries of the Company and Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to report on Form 8-K
        (File Number 333-38209)

10.39+ Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K
        (File Number 333-38209).
11.1 Statement re-Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
27      Financial Data Schedule
99.1 Press release dated March 22, 1999, published by the registrant is incorporated herein by reference to Report on Form 8-K
        (File Number 333-38209).

+   The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of Regulation S-K.