Form 10-Q
period 1999-09-30
COMMUNICATIONS INSTRUMENTS INC
filed 1999-11-12
CIK 1053916

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                     September 30,       December 31,
                                                                         1999               1998
                                                                    --------------     ---------------
                                                                     (Unaudited)             (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $         802      $          469
  Accounts receivable (less allowance for doubtful accounts:
       September 30, 1999 - $375, 1998 - $479)                             23,594              15,598
  Inventories                                                              26,908              26,656
  Deferred income taxes                                                     2,102               2,246
  Other current assets                                                      3,752               1,622
                                                                    -------------      --------------
           Total current assets                                            57,158              46,591
                                                                    -------------      --------------

PROPERTY, PLANT AND EQUIPMENT, net                                         41,142              22,841
                                                                    -------------      --------------

OTHER ASSETS:
  Environmental assets                                                      1,523               1,560
  Goodwill (net of accumulated amortization: September 30,
           1999  - $3,371, 1998 - $1,872)                                  64,060              39,971
  Intangible assets, net                                                   31,661              18,705
  Other noncurrent assets                                                     354                 213
                                                                    -------------      --------------
           Total other assets                                              97,598              60,449
                                                                    -------------      --------------

TOTAL ASSETS                                                        $     195,898      $      129,881
                                                                    =============      ==============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                  $      13,782      $        7,405
  Accrued interest                                                            712               2,799
  Other accrued liabilities                                                 8,502               6,334
  Due to Parent                                                               765                 458
  Current portion of long-term debt                                         6,479               5,637
                                                                    -------------      --------------
           Total current liabilities                                       30,240              22,633

LONG-TERM DEBT                                                            181,613             133,044
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                     2,329               2,353
DEFERRED INCOME TAXES                                                      14,024               7,041
OTHER NONCURRENT LIABILITIES                                                  594                 665
                                                                    -------------      --------------
           Total liabilities                                              228,800             165,736
                                                                    -------------      --------------

CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
  Common stock, $.01 par value, 1,000 shares authorized,
       issued and outstanding                                                   -                   -
  Additional paid in capital                                               22,317              17,317
  Accumulated deficit                                                     (55,171)            (53,194)
  Accumulated other comprehensive income (loss)                               (48)                 22
                                                                    -------------      --------------

           Total stockholder's deficiency                                 (32,902)            (35,855)
                                                                    -------------      --------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                      $     195,898      $      129,881
                                                                    =============      ==============

(1) Derived from December 31, 1998 audited consolidated financial statements

See notes to unaudited condensed consolidated financial statements

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                   Three months ended              Nine Months Ended
                                                            --------------------------------  -----------------------------

                                                              September 30,    September 30,   September 30,   September 30,
                                                                  1999             1998            1999            1998
                                                            ----------------  --------------  --------------  --------------
Net sales                                                   $        45,560   $      34,933   $     128,689   $     88,585
Cost of sales                                                        33,972          23,920          95,845         60,137
                                                            ----------------  --------------  --------------  --------------
   Gross profit                                                      11,588          11,013          32,844         28,448

Operating expenses:

   Selling expenses                                                   2,940           2,639           9,173          6,210
   General and administrative expenses                                2,858           2,824           8,469          6,615
   Research and development expenses                                    460             391           1,319            990
   Amortization of goodwill and other intangibles                     1,241             677           3,233          1,096
                                                            ----------------  --------------  --------------  --------------
       Total operating expenses                                       7,499           6,531          22,194         14,911
                                                            ----------------  --------------  --------------  --------------

Operating income                                                      4,089           4,482          10,650         13,537


Interest expense, net                                                (4,676)         (3,522)        (13,027)        (8,978)
Other income (expense), net                                             180            (145)            179           (142)
                                                            ----------------  --------------  --------------  --------------

Income (loss) before income taxes and extraordinary item               (407)            815          (2,198)         4,417

Provision for (benefit from) income taxes                                79             360            (221)         1,817
                                                            ----------------  --------------  --------------  --------------

Income (loss) before extraordinary item                                (486)            455          (1,977)         2,600

Extraordinary item - early extinguishment of debt
   (less income tax benefit of $234)                                      0               0               0            351
                                                            ----------------  --------------  --------------  --------------

Net income (loss)                                                      (486)            455          (1,977)         2,249

Other comprehensive income (loss):

Foreign currency translation adjustment                                  44              51             (70)            52
                                                            ----------------  --------------  --------------  --------------

Other comprehensive income (loss)                                        44              51             (70)            52
                                                            ----------------  --------------  --------------  --------------

Comprehensive income (loss)                                 $          (442)  $         506   $      (2,047)  $      2,301
                                                            ================  ==============  ==============  ==============

See notes to unaudited condensed consolidated financial statements.

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        ------------------------

                                                                           1999          1998
                                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $  (1,977)    $   2,249
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                             9,726         4,907
  Deferred income taxes                                                      (828)         (927)
  Extraordinary loss                                                            -           585
  Loss on disposal of assets                                                    -            76
  Other                                                                         -            16
Changes in operating assets and liabilities, net of
  effects of acquisitions:
  Decrease (increase) in accounts receivable                                  825        (2,549)
  Decrease (increase) in inventories                                        3,952          (718)
  (Increase) decrease other current assets                                   (105)          197
  Increase in accounts payable                                                507         1,095
  Increase in accrued liabilities                                             415           987
  Decrease in accrued interest                                             (2,087)       (2,437)
  Changes in other assets and liabilities                                    (210)          (27)
                                                                        ----------    ----------
          Net cash provided by operating activities                        10,218         3,454
                                                                        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash received                         (60,261)      (47,675)
  Purchases of property, plant and equipment                               (2,830)       (1,915)
  Investment in joint ventures                                               (144)          (95)
                                                                        ----------    ----------
         Net cash used in investing activities                            (63,235)      (49,685)
                                                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit                         (1,200)       13,800
  Borrowings under long-term debt agreements                               55,000        35,000
  Repayments under long-term debt agreements                               (3,512)       (1,000)
  Net repayments under former line of credit                                    -        (5,800)
  Loan proceeds                                                                 -           100
  Payment of loan financing fees                                           (1,702)         (821)
  Payment of capital lease obligations                                        (68)          (65)
  Advances from parent                                                        307           115
  Repayments of amounts owed to former stockholders of subsidiary               -          (113)
  Payment of note to ibex shareholders                                       (450)            -
  Additional paid-in capital (from parent)                                  5,000         5,000
  Other                                                                       (25)          107
                                                                        ----------    ----------

         Net cash provided by financing activities                         53,350        46,323
                                                                        ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     333            92

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                469           298
                                                                        ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     802     $     390
                                                                        ==========    ==========

Supplemental schedule of noncash investing and financing activities:
  During the period ended September 30, 1999, the noninterest bearing note payable to the former owners of ibex Aerospace, Inc. was reduced by $400 as a result of an amendment to the purchase agreement. This amendment also resulted in a decrease of goodwill of $269.

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

The interim financial data as of and for the quarters and the nine months ended September 30, 1999 and September 30, 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1998 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements.

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

Products Unlimited

On March 19, 1999, the Company purchased all of the outstanding equity securities of Products (the "Products Acquisition"), a manufacturer and marketer of relays, transformers, and contactors for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa and has approximately 1,000 employees.

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

The Company has announced the relocation of the manufacturing in its Waynesboro, VA facility to its facilities in North Carolina. These plans were finalized in late 1998. The relocation will be completed by the end of 1999. The estimated costs of this facility relocation, including estimated costs of employee separation and preparing the North Carolina facilities for the relocation, are approximately $1.1 million. Management expects that a significant portion of these costs will be expensed as incurred during 1999. Approximately $685 of these costs were expensed in the nine months ended September 30, 1999.

ibex Aerospace Inc.

On October 31, 1997, the Company acquired certain assets and assumed certain liabilities of ibex Aerospace Inc. ("ibex") for approximately $2.0 million (the "ibex Acquisition"). Of the $2.0 million, approximately $1.3 million was paid at closing. The company issued a noninterest bearing note payable to the sellers in the amount of $850 (discounted to $697) for the remainder of the purchase price. This note was payable on October 31, 1999. Ibex was a manufacturer and marketer of high current electromechanical relays for critical applications in the military and commercial aerospace markets. In 1998, ibex was consolidated into the Company's Hartman Division ("Hartman"). The transaction was financed through a draw on the Company's Old Senior Credit Facility and the issuance of the note payable to the sellers discounted to $697.

In September 1999, the Company and the sellers agreed to adjust the purchase price of ibex and reduce the amount of the note payable by $400. The remaining note payable balance of $450 was repaid by the Company in September 1999. The reduction in purchase price less applicable expenses was credited to goodwill.

Kilovac Corporation - 20% Purchase

On September 18, 1997, the Company purchased for approximately $4.5 million the remaining 20% of the outstanding stock of Kilovac that the Company did not then own (the "Kilovac Purchase"). The transaction was financed through proceeds from the Recapitalization and the issuance of senior subordinated notes.

On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.681 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($468, net of tax at September 30, 1999 and December 31, 1998) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

The following summarizes the purchase price allocations as of the respective dates of acquisitions:

                                      Kilovac       ibex         GRD          Wilmar      Corcom          CD        Products
                                      Purchase  Acquisition  Acquisition   Acquisition    Merger      Acquisition  Acquisition
Current assets                        $    47      $ 1,041      $ 3,887       $   381     $ 12,761       $   505    $ 15,050
Property, plant and equipment             169          150        2,045            80        7,374            82      21,237
Intangibles and other assets            4,577        1,493           24         2,023       35,550           380      39,738
Liabilities assumed                      (293)        (965)      (1,273)         (356)     (10,635)         (119)    (15,901)
                                      -------      -------      -------       -------     --------       -------    --------

Purchase price, net of
  acquired cash                       $ 4,500      $ 1,719      $ 4,683       $ 2,128     $ 45,050       $   848    $ 60,124
                                      =======      =======      =======       =======     ========       =======    ========


The following unaudited nine months of 1998 pro forma financial information shows the results of operations as though the Corcom Merger and the Products Acquisition occurred as of January 1, 1998. The following unaudited nine months of 1999 pro forma financial information shows the results of operations as though the Products Acquisition occurred as of January 1, 1999. These results include, but are not limited to, the straight-line amortization of excess purchase price over the net assets acquired over a thirty-year period and an increase in interest expense as a result of the debt borrowed to finance the transactions.

                                                      Nine Months ended
                                                        September 30,
                                                        -------------
                                                      1999         1998
                                                      ----         ----
Net sales                                           $143,936     $151,032
Operating income                                      12,475       17,831
Income (loss) before extraordinary item               (1,602)       1,453
Net income (loss)                                     (1,602)       1,102


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

3.   Inventories

Components of inventory are as follows:

                                     September 30,           December 31,
                                         1999                   1998
                                         ----                   ----
Finished goods                         $ 7,219                $ 6,786
Work-in-process                          8,042                  9,093
Raw materials and supplies              18,170                 17,401
Reserve for obsolescence                (6,523)                (6,624)
                                       -------                -------
Total                                  $26,908                $26,656
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

The Company's long-term debt at September 30, 1999 consists primarily of the $95.0 million Notes and revolving loans of $8.5 million and term loans of $84.5 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Inc., Corcom, Inc., Products Unlimited Corporation, Marc Industries, Inc., SOL Industries, Inc., and GW Industries, Inc. have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. Communications Instruments, Inc., its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc. and Corcom, Inc., Products Unlimited Corporation, Marc Industries, Inc., SOL Industries, Inc., GW Industries, Inc. and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

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

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The "Reference Rate" means the rate of interest announced by the lender as "Reference Rate." At September 30, 1999, LIBOR borrowing rates ranged from 7.875% to 8.6875%. At September 30, 1999, the base rate-borrowing rate was 9.75%. The weighted average borrowing rate, calculated based on borrowings outstanding at September 30, 1999 under base rate and LIBOR loans was 8.36%.

The Senior Credit Facility provides a line of credit of $25.0 million due on June 19, 2003, a Tranche A term loan with a remaining balance of $29.6 million due in full by June 19, 2003, and a Tranche B Term Loan of $54.9 million due in full by March 15, 2004. The Tranche A term loan is payable as follows: $1.4 million remaining in 1999, $6.3 million in 2000, $7.8 million in 2001, $9.3 million in 2002, $5.0 million in 2003. The Tranche B term loan is payable as follows: $138 remaining in 1999, $550 in 2000, $550 in 2001, $550 in 2002, $26.7
million in 2003 and $26.4 million in 2004.

The terms of the Senior Credit Facility and the Indenture place restrictions on the Company including, but not limited to the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility has a Mandatory prepayment clause based upon a calculation of excess cash flow (as defined in the Senior Credit Facility). The first excess cash payment date is 90 days after the last day of fiscal year ending December 31, 1999. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, fixed charge coverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of September 30, 1999, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility were $100 at September 30, 1999 and $950 at December 31, 1998.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of September 30, 1999, the Company had available unused borrowing capacity of approximately $16.4 million under the Senior Credit Facility.

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

6.   Segment Disclosure

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 results in revised and additional disclosures but had no effect on the financial position or results of operations of the Company. The information for the nine months ended September 30, 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

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

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                               1999          1998             1999         1998
                                                               ----          ----             ----         ----
     Net sales:
        High Performance Group                               $ 17,550      $ 22,738        $ 57,334     $ 68,583
        Specialized Industrial Group                           28,126        12,329          71,858       20,355
        Intersegment elimination (1)                             (116)         (134)           (503)        (353)
                                                             --------      --------        --------     --------
     Consolidated net sales                                  $ 45,560      $ 34,933        $128,689     $ 88,585
                                                             ========      ========        ========     ========

     Operating income:
        High Performance Group                               $  2,211      $  4,216        $  6,846     $ 13,133
        Specialized Industrial Group                            2,370           938           5,984        2,122
        Corporate Allocations (2)                                (492)         (672)         (2,180)      (1,718)
                                                              -------      --------        --------     --------
     Consolidated operating income                              4,089         4,482          10,650       13,537
                                                              -------      --------        --------     --------


     Interest expense, net                                     (4,676)       (3,522)        (13,027)      (8,978)
     Other income (expense), net                                  180          (145)            179         (142)
                                                              -------      --------        --------     --------

     Consolidated income (loss) before income taxes           $  (407)     $    815        $ (2,198)    $  4,417
                                                              =======      ========        ========     ========

     Depreciation and amortization expense:
        High Performance Group                                                             $  3,599     $  3,407
        Specialized Industrial Group                                                          5,373          970
                                                                                           --------     --------
                                                                                              8,972        4,377
        Amortization of debt issuance costs (3)                                                 754          530
                                                                                           --------     --------
     Consolidated depreciation and amortization expense                                    $  9,726     $  4,907
                                                                                           ========     ========

     Purchases of property, plant and equipment:
        High Performance Group                                                             $  1,397     $  1,546
        Specialized Industrial Group                                                          1,431          369
        Corporate Allocation (2)                                                                  2            -
                                                                                           --------     --------
     Consolidated capital expenditures                                                     $  2,830     $  1,915
                                                                                           ========     ========

                                                          September 30,    December 31,
                                                              1999            1998
                                                              ----            ----
     Assets:
        High Performance Group                              $  64,869      $ 69,351
        Specialized Industrial Group                          131,029        60,530
                                                            ---------      --------
     Consolidated assets                                    $ 195,898      $129,881
                                                            =========      ========

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

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (the effective date has been extended to all fiscal quarters of fiscal years beginning after June 15, 2000 by the issuance in June 1999 of SFAS No. 137). The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined at this time what impact, if any, that this new accounting standard will have on its financial statements.

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

In October 1997, the Company purchased 100% ownership in ibex Aerospace Inc. ("ibex") for $2.0 million, excluding expenses (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation was consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder of the purchase price was paid by the Company through the issuance of a non-interest bearing note in the amount of $850,000 to the sellers, which note was payable on October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on the Old Senior Credit Facility. In September 1999, the Company and the sellers agreed to adjust the purchase price of ibex and reduce the note payable by $400,000. The remaining note payable of $450,000 was repaid by the Company in September 1999. The reduction in purchase price less applicable expenses was credited to goodwill.

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

                                                          Nine months Ended      Three Months Ended
                                                             September 30           September 30
                                                          ------------------------------------------
                                                          1999        1998        1999       1998
                                                          ----        ----        ----       ----
Net sales                                                100.0%      100.0%      100.0%     100.0%
Cost of sales                                             74.5%       67.9%       74.6%      68.5%
Gross profit                                              25.5%       32.1%       25.4%      31.5%
Selling expenses                                           7.1%        7.0%        6.5%       7.6%
General and administrative expenses                        6.6%        7.5%        6.3%       8.1%
Research and development expenses                          1.0%        1.1%        0.9%       1.1%
Amortization of goodwill and other intangibles             2.5%        1.2%        2.7%       1.9%
Operating income                                           8.3%       15.3%        9.0%      12.8%

Discussion of Consolidated Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

Net sales of the Company for the nine months ended September 30, 1999, increased $40.1 million, or 45.3%, to $128.7 million from $88.6 million for the corresponding period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, net sales of the Company for the nine months ended September 30, 1999, decreased $13.2 million, or 15.1%, to $74.4 million from $87.6 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets, (ii) a 1998 peak in a certain type of relay use in the communications market (iii) a 12 day labor strike at one of the Divisions in September, (iv) the relocation of operations due to required requalifications in the customer base, partially offset by (v) the effect of the Wilmar Acquisition and the CD Acquisition.

Gross profit of the Company for the nine months ended September 30, 1999, increased $4.4 million, or 15.5%, to $32.8 million from $28.4 million for the corresponding period in 1998. Gross profit as a percentage of net sales decreased to 25.5% from 32.1% for the same period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, gross profit of the Company for the nine months ended September 30, 1999, decreased $7.5 million, or 26.8%, to $20.6 million from $28.1 million for the corresponding period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, gross profit as a percentage of net sales decreased to 27.7% from 32.1% for the corresponding period in 1998. The decrease in gross margin as a percentage of net sales is due primarily to (i) lower gross profits as a percentage of net sales for acquired companies, (ii) a charge of approximately $683,000 in 1999 for a portion of the costs of relocating the Waynesboro, VA facility, and (iii) lower volumes at lower sales prices in an increasingly competitive market partially offset by continued cost reductions.

Selling expenses for the Company for the nine months ended September 30, 1999, increased $3.0 million, or 47.7%, to $9.2 million from $6.2 million for the same corresponding period in 1998. Selling expenses as a percentage of net sales increased to 7.1% from 7.0% in the same period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, selling expenses for the Company for the nine months ended September 30, 1999, decreased $24,000, or 0.4%, to $6.1 million. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, selling expenses as a percentage of net sales increased to 8.2% from 7.0% for the same period in 1998. This increase in selling expenses as a percentage of net sales is due primarily to the slightly higher costs associated with a newly organized Corporate Sales and Marketing Department in addition to lower revenues.

General and administrative expenses for the Company for the nine months ended September 30, 1999, increased $1.9 million, or 28.0%, to $8.5 million from $6.6 million in 1998. General and administrative expenses as a percentage of net sales decreased to 6.6% from 7.5% for the corresponding period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, general and administrative expenses for the Company for the nine months ended September 30, 1999 decreased $391,000, or 8.2%, to $6.1 million from $6.5 million for the corresponding period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, general and administrative expenses as a percentage of net sales increased to 7.8% from 7.4% for the corresponding period in 1998. This increase in general and administrative expenses as a percentage of net sales is primarily attributed to a larger decline in revenues for the period relative to the decline experienced in general and administrative expenses for the same period.

Research and development expenses for the Company for the nine months ended September 30, 1999, increased $329,000, or 33.2%, to $1.3 million from $990,000 for the corresponding period in 1998. Excluding Corcom for the period for June 19 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, research and development expenses for the nine months ended September 30, 1999, increased $28,000, or 2.8%, to $1.0 million from $983,000 for the corresponding period in 1998.

Amortization of goodwill and other intangibles for the Company for the nine months ended September 30, 1999, increased $2.1 million, or 195.0%, to $3.2 million from $1.1 million for the corresponding period in 1998. Excluding Corcom for the period for June 19 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, amortization of goodwill and other intangibles for the Company for the nine months ended September 30, 1999, increased $25,000, or 2.4%, to $1.1 million. This increase is due primarily to the amortization of goodwill due to the CD Acquisition (third quarter of 1998) and the Wilmar Acquisition (second quarter of 1998).

Interest expense of the Company for the nine months ended September 30, 1999, increased $4.0 million, or 45.1%, to $13.0 million from $9.0 million for the corresponding period in 1998. The increase was due primarily to the increased debt levels associated with financing the Corcom Merger, the Products Acquisition, and the CD Acquisition.

Income taxes of the Company for the nine months ended September 30, 1999 were 10.1% of loss before income taxes as compared to 41.1% of income before income taxes for the corresponding period in 1998. The decreased effective tax rate as a percentage of pre-tax income (loss) is due primarily to the effect of goodwill amortization not deductible for tax purposes from the Corcom Merger and the Products Acquisition.

Extraordinary item for the nine months ended September 30, 1998 reflects the write-off of $585,000 of unamortized deferred financing costs associated with the early retirement of the Old Senior Credit Facility net of taxes of $234,000.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net sales of the Company for the quarter ended September 30, 1999, increased $10.6 million, or 30.4%, to $45.6 million from $34.9 million for the corresponding period in 1998. Excluding the effect of the Products Acquisition, net sales of the Company for the quarter ended September 30, 1999, decreased $5.1 million, or 14.7%, to $29.8 million from $34.9 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets, (ii) a 1998 peak in a certain type of relay use in the communications market (iii) a 12 day labor strike at one of the Divisions in September partially offset by (iv) the effect of the Wilmar Acquisition and the CD Acquisition. Revenues were also unfavorably impacted by the relocation of operations due to required requalifications in the customer base.

Gross profit of the Company for the quarter ended September 30, 1999, increased $575,000, or 5.2%, to $11.6 million from $11.0 million for the corresponding period in 1998. Gross profit as a percentage of net sales decreased to 25.4% from 31.5% for the same period in 1998. Excluding the effect of the Products Acquisition, gross profit of the Company for the quarter ended September 30, 1999, decreased $2.1 million, or 19.2%, to $8.9 million from $11.0 million for the corresponding period in 1998. Excluding the effect of the Products Acquisition, gross profit as a percentage of net sales decreased to 29.9% from 31.5% for the corresponding period in 1998. The decrease in gross margin as a percentage of net sales is due primarily to (i) lower gross profits as a percentage of net sales for acquired companies, (ii) a charge of approximately $319,000 in 1999 for a portion of the costs of relocating the Waynesboro, VA facility, and (iii) lower volumes at lower sales prices in an increasingly competitive market partially offset by continued cost reductions.

Selling expenses for the Company for the quarter ended September 30, 1999, increased $301,000, or 11.4%, to $2.9 million from $2.6 million for the corresponding period in 1998. Selling expenses as a percentage of net sales decreased to 6.5% from 7.6% in the same period in 1998. Excluding the effect of the Products Acquisition, selling expenses for the Company for the quarter ended September 30, 1999, decreased $266,000, or 10.1%, to $2.4 million from $2.6 million for the corresponding period in 1998. Excluding the effect of the Products Acquisition, selling expenses as a percentage of net sales increased to 8.0% from 7.6% for the same period in 1998. This increase in selling expenses as a percentage of net sales is due primarily to the slightly higher costs associated with a newly restructured Corporate Sales and Marketing Department against lower revenues, partially offset by restructuring of the Company's commission system.

General and administrative expenses for the Company for the quarter ended September 30, 1999, increased $34,000, or 1.2%, to $2.9 million from $2.8 million in 1998. General and administrative expenses as a percentage of net sales decreased to 6.3% from 8.1% for the corresponding period in 1998. Excluding the effect of the Products Acquisition, general and administrative expenses for the Company for the quarter ended September 30, 1999 decreased $391,000, or 13.8%. Excluding the effect of the Products Acquisition, general and administrative expenses as a percentage of net sales increased to 8.2% from 8.1% for the corresponding period in 1998. This increase in general and administrative expenses as a percentage of net sales is primarily attributed to a larger decline in revenues for the period relative to the decline experienced in general and administrative expenses for the same period and the removal of duplicate expenses at the Company's Waynesboro, VA facility.

Research and development expenses for the Company for the quarter ended September 30, 1999, increased $69,000, or 17.6%, to $460,000 from $391,000 for the corresponding period in 1998. Excluding the effect of the Products Acquisition, research and development expenses for the quarter ended September 30, 1999, increased $4,000, or 1.0%, to $395,000 from $391,000 for the corresponding period in 1998.

Amortization of goodwill and other intangibles for the Company for the quarter ended September 30, 1999, increased $564,000, or 83.3%, to $1.2 million from $677,000 for the corresponding period in 1998. Excluding the effect of the Products Acquisition, amortization of goodwill and other intangibles for the Company for the quarter ended September 30, 1999, decreased $5,000, or 0.7%, to $672,000 from $677,000 for the corresponding period in 1998.

Interest expense of the Company for the three months ended September 30, 1999, increased $1.2 million, or 32.8%, to $4.7 million from $3.5 million for the corresponding period in 1998. The increase was due primarily to the increased debt levels associated with financing the Products Acquisition and increased interest rates.

Income tax expense of the Company for the three months ended September 30, 1999 was 19.4% of loss before income taxes as compared to 44.2% of income before income taxes for the corresponding period in 1998. The change in the effective tax rate is due primarily to the goodwill amortization not deductible for tax purposes of the Products Acquisition.


Segment Discussion

Nine months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

High Performance Group

Net sales of HPG decreased by $11.2 million, or 16.4%, to $57.3 million from $68.6 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets and (ii) a recovering economic slow down in Asia (iii) a 12 day labor strike at one of the Divisions in September partially offset by (iv) the effect of the Wilmar Acquisition. Revenues were also unfavorably impacted by the relocation of operations due to required requalifications in the customer base.

Operating income of HPG decreased $6.3 million, or 47.9%, to $6.8 million from $13.1 million for the same period in 1998. Operating income of HPG as a percentage of net sales of HPG decreased to 11.9% from 19.1% for the same period in 1998. The decrease in operating income as a percentage of net sales is due primarily to lower sales prices in an increasingly competitive market, lower revenues and approximately $683,000 in 1999 of expenses in connection with the relocation of the Waynesboro, VA facility partially offset by cost reductions and removal of duplicate expenses at the Company's Waynesboro, VA facility.

Specialized Industrial Group

Net sales of SIG increased $51.5 million, or 253.0%, to $71.9 million from $20.4 million for the same period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, net sales of SIG decreased $1.8 million, or 9.4%, to $19.4 million from $17.6 million for the same period in 1998. This decrease is due primarily to a 1998 peak in a certain type of relay used in the communications market partially offset by the CD Acquisition.

Operating income of SIG increased $3.9 million, or 182.0%, to $6.0 million from $2.1 million for the same period in 1998. Operating income of SIG as a percentage of SIG net sales decreased to 8.3% from 10.4% for the same period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, operating income of SIG decreased $115,000, or 5.5%, to $2.0 million from $2.1 million for the corresponding period in 1998. Excluding Corcom for the period from June 19, 1998 to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, operating income of SIG as a percentage of SIG net sales increased to 11.2% from 10.7% for the same period in 1998. This increase in operating income as a percentage of net sales is due primarily to synergies attained in the Corcom Merger.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

High Performance Group

Net sales of HPG decreased by $5.2 million, or 22.8%, to $17.5 million from $22.7 million for the corresponding period in 1998. This decrease is due primarily to (i) a softening in military/defense and the automatic test equipment markets, (ii) a 12 day labor strike at one of the Divisions in September partially offset by (iii) the effect of the Wilmar Acquisition. Revenues were also unfavorably impacted by the relocation of operations due to required requalifications in the customer base.

Operating income of HPG decreased $2.0 million, or 47.6%, to $2.2 million from $4.2 million for the same period in 1998. Operating income of HPG as a percentage of net sales of HPG decreased to 12.6% from 18.5% for the same period in 1998. The decrease in operating income as a percentage of net sales is due primarily to lower sales prices in an increasingly competitive market, lower revenues and approximately $319,000 in 1999 of expenses in connection with the relocation of the Waynesboro, VA facility partially offset by cost reductions and the removal of duplicate expenses at the Company's Waynesboro, VA facility.

Specialized Industrial Group

Net sales of SIG increased $15.8 million, or 128.1%, to $28.1 million from $12.3 million for the same period in 1998. Excluding the effect of the Products Acquisition, net sales of SIG increased $44,000, or 0.4%, to $12.4 million from $12.3 million for the same period in 1998. This increase is due primarily to growth in the filter market.

Operating income of SIG increased $1.4 million, or 152.7%, to $2.4 million from $938,000 for the same period in 1998. Operating income of SIG as a percentage of SIG net sales increased to 8.4% from 7.6% for the same period in 1998. Excluding the effect of the Products Acquisition, operating income of SIG increased $288,000, or 30.7%, to $1.2 million from $938,000 for the corresponding period in 1998. Excluding the effect of the Products Acquisition, operating income of SIG as a percentage of SIG net sales increased to 9.9% from 7.6% for the same period in 1998. This increase in operating income as a percentage of net sales is due primarily to synergies attained in the Corcom Merger.


Liquidity and Capital Resources

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. At September 30, 1999, the Company had available unused borrowing capacity of approximately $16.4 million under the Senior Credit Facility.

Cash Provided by Operating Activities

For the nine months ended September 30, 1999, cash provided by operating activities was $10.2 million, compared to $3.5 million for the same period in 1998. The increase in cash provided by operations is due primarily to improved collections of accounts receivable and a reduction in inventory partially offset by lower net income.

The days' sales outstanding for accounts receivable was approximately 48.3 trade days at December 31, 1998 and approximately 47.0 at September 30, 1999. The average days' sales outstanding decreased due to better collections.

The Company's inventories increased from $26.7 million at December 31, 1998 to $26.9 million at September 30, 1999. This increase is due to the Products Acquisition ($4.2 million) offset by improved inventory management. Inventory turns were 4.9 at September 30, 1999 and 2.9 at December 31, 1998.

The Company's accounts payable increased from $7.4 million at December 31, 1998 to $13.8 million at September 30, 1999. Of this increase, $5.3 million was due to the Products Acquisition with the remainder due to payables management.

Cash Used in Investing Activities

Capital Expenditures were $2.8 million for the nine months ended September 30, 1999 and $1.9 million for the corresponding period in 1998. Acquisition spending totaled $60.3 million for the nine months ended September 30, 1999 due to the Products Acquisition and was $47.7 million for the nine months ended June 30, 1998 due to the Wilmar Acquisition, the Corcom Merger and the CD Acquisition. Investment in joint ventures was $144,000 for the nine months ended September 30, 1999 and $95,000 for the corresponding period in 1998.

Cash Provided By Financing Activities

Cash provided by financing activities for the nine months ended September 30, 1999 was $53.4 million compared to $46.3 million for the same period in 1998. This increase is due primarily to financing the Products Acquisition through additional borrowings under the amended Senior Credit Facility as well as additional paid-in capital from the Parent partially offset by working capital improvements.

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

Adjusted EBITDA increased to $20.0 million for the nine months ended September 30, 1999 from $18.3 million for the corresponding period in 1998. Adjusted EBITDA increased to $7.5 million for the three months ended September 30, 1999 from $6.8 million for the corresponding period in 1998.

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

The Company has identified all significant applications that required modification to ensure Year 2000 Compliance. Many of the Company's systems have hardware and packaged software recently purchased from large vendors who have represented that these systems are Year 2000 compliant. Internal and external resources were used to make the required modifications and were completed and tested by September 1, 1999. The Company's major systems, including its manufacturing, general ledger and payroll systems have been due for upgrades in order to maintain vendor support. The Company, therefore, would have been devoting the efforts of its internal resources to some or all of these projects through the normal course of business even if Year 2000 issues had not existed.

The company relies upon third parties for its operations including, but not limited to, suppliers of inventory, software, telephone service, electrical power, water and financial services. The Company is continually communicating with these third parties with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. Initial communications with these third parties were completed by June 30, 1999. However, there can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. If it has been determined that a vendor will not be Year 2000 compliant in a timely manner, the Company will replace them with an alternative vendor. In most cases there are more than one vendor for the Company's purchasing requirements. In the case of no alternative suppliers, the Company will build inventory to maintain production until the situation can be resolved. The Company has verified that its major customers are Year 2000 compliant. If it has been determined that a customer will not be compliant in a timely manner, the Company may request C.O.D. terms. However, in most cases the Company believes that its records will be sufficient to ensure collectability from its customers.

The total cost to the Company of these Year 2000 Compliance activities is estimated to be less than $250,000, including any software upgrades, equipment upgrades, incidentals and it is not anticipated to be material to its future financial position, results of operations or cash flows in any given year. All costs have been and will continue to be funded through its regular operating and financing activities. These costs and the date which the Company plans to complete the Year 2000 modification and testing processes were based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans ($84.5 million at September 30, 1999) and the revolving credit facility ($8.5 million at September 30, 1999), which bears interest at variable rates. (See Note 4 to the unaudited condensed consolidated financial statements). Borrowings under the Senior Credit Facility (both the term loans and revolving credit facility) bear interest based on Lenders' Reference Rate (as defined in the Senior Credit Facility) or LIBOR Rate plus an applicable margin. While changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the future, existing amounts outstanding at September 30, 1999 are primarily at fixed rates. The Company, therefore, believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $70,000 in the nine months ended September 30, 1999 compared to a gain of $52,000 in the comparable period of 1998. The net gain resulting from foreign currency translations was $44,000 in the third quarter of 1999 compared to a gain of $51,000 in the comparable period of 1998.

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

         See Index of Exhibits.

The Company did not file any current reports on Form 8-K for the quarterly period ended September 30, 1999.



                                  SIGNATURES
                                              Communications Instruments, Inc.



 November 12, 1999                                /s/ Ramzi A. Dabbagh
----------------------------                  --------------------------------
 Date                                                 Ramzi A. Dabbagh
                                                    Chairman of the Board
                                                   Chief Executive Officer


 November 12, 1999                                /s/ Richard L. Heggelund
----------------------------                  --------------------------------
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

4.4 Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Report on Form 10-K
         (File Number 333-38209)


10.1 Employment Agreement dated as of May, 1993 between the Company and Ramzi A. Dabbagh is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.2 Employment Agreement dated as of May, 1993 between the Company and G. Dan Taylor is incorporated herein by reference to Registration Statement on Form S-2
         (File Number 333-38209)

10.3 Employment agreement dated as of May, 1993 between the Company and Michael A. Steinback is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.4 Employment Agreement dated as of January 7, 1994 between the Company and David Henning is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.5 Management Agreement, dated as of September 18, 1997 among the Company, parent and CHS Management III, L.P. is incorporated by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.6 Tax Sharing Agreement dated as of September 18, 1997 between the Company, Parent, Kilovac International and Kilovac International FSC Ltd. is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.7+ Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of America National Trust and Savings Association and BancAmerica Securities, Inc., is incorporated herein by reference to Registration Statement on Forms S-4
         (File Number 333-38209)

10.8 Pledge Agreements dated as of September 18, 1997 by parent, the Company, Kilovac and Kilovac International in favor of Bank of America Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.9 Subsidiary Guarantee dated as of September 18, 1997 by Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.10 Security Agreement dated as of September 18, 1997 among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-3820)

10.11 Stock Subscription and Purchase Agreement dated as of September 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of Kilovac name therein, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.12+ Asset Purchase Agreement dated as of June 27, 1996 between the Company and Figgie International Inc., is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.13 Environmental Remediation and Escrow Agreement, dated as of July 2, 1996, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.14 Lease Agreement dated as of July 2, 1996 by and between Figgie Properties, Inc. and Communications Instruments, Inc. d/b/a Hartman Division of CII Technologies Inc. is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.15 Second Amendment to Stock Subscription and Purchase Agreement dated as of August 26, 1996, by and among the Company, Kilovac and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.16+ Recapitalization Agreement dated as of August 6, 1997 and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.17 Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.18 Indemnification and Escrow Agreement dated as of September 18, 1997 by and among Parent, certain investors, certain selling stockholders and American National Bank and Trust Company of Chicago, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.19 Stockholders Agreement dated September 18, 1997 by and among Parent and certain of its stockholders, is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.20 Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockholders is incorporated by reference to Registration Statement on Form S-4
         (File Number 333-38209)

10.21 Form of Junior Subordinated Promissory Note of Parent is incorporated herein by reference to Registration Statement on Form S-4
         (File Number 333-38209)

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