Form 10-K
period 1999-12-31
COMMUNICATIONS INSTRUMENTS INC
filed 2000-03-30
CIK 1053916

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                    Form 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1999

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No fee required)

                             ----------------------

                        COMMUNICATIONS INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

            North Carolina                                     56-182-82-70
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

        1200 Ridgefield Blvd., Suite 200, Asheville, N.C.          28806
        (Address of principal executive                         (Zip Code)
        offices)

     Registrant's telephone number, including area code:  (828) 670-5300

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (_) No

         All of the voting stock of the registrant is held by an affiliate of the registrant.

         On March 30, 2000, the registrant had 1,000 shares of common stock outstanding.

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (_)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:


                                                                   Part of Form
                                                                   10-K Into
                                                                   which
                              Document                             Incorporated
                              --------                             -------------
Registration Statement on Form S-4.................................Item 14
Report on Form 8-K.................................................Item 14

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

          PART I

          ITEM 1 - BUSINESS

          GENERAL

          CII is a designer, manufacturer, and marketer of a broad line of high performance relays, general purpose relays, HVAC relays, solenoids, radio frequency interference "RFI" filters, transformers, and definite purpose contactors. Relays are switches used to control electric current in a circuit; solenoids convert electric signals into mechanical motion; RFI Filters are devices that control electromagnetic energy; transformers are a safety electronic device designed to "step-up or down" the incoming voltage supply; and definite purpose contactors are a defined type of relay used to start a compressor or motor in a user's end product. They are critical components for a wide range of commercial, industrial and electronic end products. The high performance group focuses on producing highly engineered relays and solenoids for customized niche applications that demand reliable performance, small size, lightweight, low energy consumption, and durability. The specialized industrial group focuses on general purpose relays, RFI filters, transformers and definite purpose contactors used in a broad range of niche commercial end products sold directly to leading Original Equipment Manufacturers ("OEMs") and through established distribution channels. The Company's products are used in a large number of diverse end-use applications including commercial/industrial equipment, commercial aircraft, defense electronics, communications equipment, automatic test equipment, heating, ventilation, air conditioning ("HVAC") industry, and niche automotive applications.

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

          In September 1997, the Company consummated an offering of $95,000,000 aggregate principal amount of 10% Senior Subordinated Notes (the "Notes"), due 2004, (the "Offering"). Concurrent with the Offering,
          (i) Code, Hennessy & Simmons III, LP, certain members of management, and certain other investors (collectively the "New Investors") acquired approximately 87% of the Parent, and certain of Parent's existing stockholders (the "Existing Stockholders"), including certain members of management, retained approximately 13% of Parent's capital stock (collectively the "Recapitalization"); (ii) the Company borrowed approximately $2.7 million pursuant to a new senior credit facility providing for loans of up to $25.0 million (the "Senior

          Credit Facility"); (iii) the Company repaid approximately $29.3 million of outstanding obligations under its prior senior credit facility (the "Old Credit Facility") including a success fee of approximately $1.5 million in connection therewith and certain other liabilities (the "Refinancing"); (iv) the Company purchased for $4.5 million the remaining 20% of the outstanding capital stock of Kilovac Corporation ("Kilovac") that the Company did not then own (the "Kilovac Purchase"); and (v) the Company paid a dividend of approximately $59.4 million to Parent, which was used to consummate the Recapitalization and repay certain indebtedness of the Parent. Pursuant to the Recapitalization, the New Investors, including Code, Hennessy & Simmons, and certain Existing Stockholders, including members of senior management, invested approximately $21.7 million and the retention of capital stock of Parent, which, for the purposes of the Recapitalization was valued at approximately $3.3 million (collectively, the "Transactions").

          On March 9, 1998, pursuant to a Registration Statement on Form S-4 under the Securities Act of 1933, the Company completed an offer to exchange all of its outstanding Notes for 10% Senior Subordinated Notes, due 2004, Series B.

          The Company has the following subsidiaries, all of which are wholly owned by the Company: Kilovac, a California corporation; Corcom, an Illinois corporation; Products Unlimited Corporation, an Iowa corporation and Electro-Mech S. A., a Mexican corporation. The Company also holds 40% of the shares of CII Guardian International Ltd., an Indian corporation and 50% of the shares of Shanghai CII Electronics Co., Ltd., a Chinese Corporation. Kilovac has the following subsidiaries, both of which are wholly owned by Kilovac: Kilovac International FSC Ltd., a Jamaican corporation; and Kilovac International, a California corporation. Corcom has the following subsidiaries, all of which are wholly owned by Corcom: Corcom S.A., a Mexico corporation, Corcom West Indies Ltd. and Corcom International Ltd., both Barbados corporations, Corcom GmbH, a German corporation and Corcom Far East Ltd., a Hong Kong corporation. Products Unlimited has the following subsidiaries, all of which are wholly owned by Products Unlimited: Marc Industries, Inc., an Iowa corporation, SOL Industries, Inc., an Iowa corporation, and GW Industries, Inc., an Iowa corporation.

          The Company was incorporated in North Carolina in 1980. The Company's executive offices are located at 1200 Ridgefield Boulevard, Suite 200, Asheville, North Carolina, 28806 and its telephone number is (828) 670-5300.

          INDUSTRY SEGMENTS

          The Company has five business units, which have separate management teams and infrastructures that offer electronic products. These five business units have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

          The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays, power relays and contactors, high voltage relays, solenoids and electronic products. HPG accounted for 44% of 1999 consolidated net sales. SIG includes Corcom, Products Unlimited and the Midtex brand. Products manufactured by SIG include RFI filters, general purpose relays, transformers and contactors. SIG accounted for 56% of 1999 consolidated net sales.

          In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income, cancellation fees, other income and expense, income taxes and extraordinary items.

          PRODUCTS

          Certain product lines sold by the Company (such as HVAC relays, definite purpose contactors, RFI filters and transformers) were acquired by the Company in connection with the Company's acquisition of Corcom in June 1998 and of Products Unlimited in March of 1999.

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

          High performance relays- High performance relays are characterized by their reliable performance and durability in adverse operating environments. High performance relays provide customers with the advantages of smaller size, lighter weight, longer life, lower energy consumption, and greater reliability than general-purpose relays. Many of the Company's high performance relays are hermetically sealed in metal or ceramic enclosures to protect the internal operating mechanisms from harsh environments and to improve performance and reliability. The Company manufactures more than 800 types of high performance relays in its North Carolina, Ohio, and California facilities. The Company, through a joint venture, also produces certain high performance relays in India. High performance relays generally command higher selling prices than general-purpose relays. The Company's high performance relays are sold to manufacturers of commercial aircraft, communication systems, medical equipment, avionics systems, automatic test equipment, aerospace and defense products. High performance relays accounted for approximately 42%, 74%, and 82% of the Company's net sales in 1999, 1998 and 1997, respectively.

          General purpose relays- The Company's general-purpose relays are generally targeted towards niche applications with which the Company has sole source relationships or limited competition. The Company's general-purpose relays are used in commercial and industrial applications where performance and reliability requirements are somewhat less demanding than those for high performance relays. These relays are generally manufactured for the Company in Mexico and in Asia where longer production runs create operating efficiency with production lines that are either semi-automated or utilize lower-cost assembly labor. The Company's general purpose relay offering includes some of the more sophisticated product types in the general-purpose category. Specific applications for the Company's general-purpose relays include environmental management systems and telecommunication switches. General-purpose relays accounted for approximately 5%, 12% and 13% of the Company's net sales in 1999, 1998 and 1997 respectively.

          HVAC relays - The Company's HVAC relays are produced for application in the HVAC market. These relays, used in control of heating or cooling systems, are designed to meet environmental and functional demands of domestic, commercial and industrial systems. This type of relay is used in control of fan motors, pumps, gas valves and other accessories associated with space heating/cooling or refrigeration. Three basic relay types are built for domestic and export sales in Iowa and Mexico. Approximately 80% of the HVAC relays produced by the Company are sold to OEMs who use the products directly in new production, or resell through manufacturer supported service organizations. The remaining sales are to private repair or replacement organizations. One of the three relay types has a unique design and is applied to match air conditioning or refrigeration motors, and assures dependable motor starts under all conditions.

          Definite purpose contactors - Definite purpose contactors are a specialized application of switching device positioned to serve a niche in the HVAC market. The product is designed to provide a low cost, reliable control with a definite life in service. The term definite purpose describes the limited use of applications differentiating this class of contactors from general purpose contactors. General purpose contactors have replaceable parts, few limitations for use, and selling prices five to six times the cost of definite purpose contactors. The definite purpose contactors cover 25 to 120 amperes switching of 120 to 600 VAC in one, two, three and four pole configurations. The definite purpose contactors are sold domestically to OEM's and are exported for use in Europe and Asia. The definite purpose contactor is intended to meet the rigorous requirements of service in HVAC or refrigeration applications for a typical twenty year service life. Definite purpose contractors are manufactured at one of the Company's facilities in Illinois. Definite purpose contactors accounted for approximately 13% of the Company's net sales in 1999.

          Solenoids - Solenoids are similar to relays in design, but rather than control currents or transmissions, they are applied when a defined mechanical motion is required in the user's equipment or system. Like relays, solenoids can be made in many sizes and shapes to meet specific customer application requirements. The Company supplies products to the high performance and the general-purpose solenoid markets. High performance solenoids are custom designed and are used in the aerospace industry, and in applications such as aerospace de-icing equipment, commercial aircraft fuel shut-off valves, locking mechanisms for landing gear, and thrust reversers for aircraft engines. General-purpose solenoid types are used in vending machines, automation equipment, office equipment, and cameras.

          FILTERS

          RFI Filters - Radio frequency interference ("RFI") Filters are electronic components used to protect electronic equipment from radio frequency interference conducted through the alternating current ("AC") power cord. RFI Filters are also used to control the emission of the RFI generated by electronic equipment so these emissions do not interfere with other electronic devices. The Company also manufactures a complete line of Signal Sentry(TM) products, which are filtered modular RJ jacks designed to solve RFI problems on signal lines. The Company maintains a catalog of standard commercial filters that contains approximately 500 designs, offering a variety of sizes, electrical configurations, current ratings and environmental capabilities. These filters consist of electronic circuits utilizing passive electrical components: inductance coils, capacitors and resistors. These circuits are enclosed in a metal or plastic case having terminals, lead wires or integral connectors, for attachment to associated equipment. The Company also manufactures and sells RFI filters for the military and facility markets. Both product lines are manufactured at two of the Company's facilities in Mexico. Both product lines are similar to commercial filters in their basic function and design. However, military filters are subject to extremely high performance requirements as described by military specification. Facility filters are larger versions of the

          Company's line of commercial filters and are used to control RFI conducted through the main power line feeding secure facilities. All the Company's filters are designed and built to operate continuously for at least five years when connected across a live AC power line. The filters must perform without interruption because, in most cases, they are energized even when the equipment in which they are installed is switched off. RFI Filters accounted for approximately 23% and 14% of the Company's net sales in 1999 and 1998, respectively.

          TRANSFORMERS

          Transformers - Transformers are electrical devices used extensively in control and safety systems. Transformers are used in all modern electronic devices and control systems to provide low voltage from a higher voltage source. The transformer changes AC voltages either up or down from the input voltage (primary) to the output voltage (secondary) and may provide multiple voltage sources if so constructed. The Company is the leading producer of transformers used in the domestic HVAC market. All domestic thermostatic controls require a transformer to be used to provide a safe 24 VAC control voltage. The Company is a primary source for Class II (energy limiting) transformers, supplying all domestic HVAC manufacturers. Several lines of standard and numerous specialized transformers are produced and shipped from three manufacturing locations in the United States. Transformers accounted for approximately 11% of the Company's net sales in 1999.


          SALES AND DISTRIBUTION

          The Company sells its products worldwide through a network of independent sales representatives and distributors in countries throughout North America, Europe and Asia. This sales network is supported by the Company's internal staff of sales managers, direct product marketing managers, customer service associates, application engineers and marketing communication specialists.

          PRODUCT DEVELOPMENT

          The Company intends to develop new products with its customers to meet the application requirements of its customers and to expand the Company's technical capabilities. The Company has in the past formed strategic partnerships with certain customers to develop new products, improve existing products, and reduce total product costs. The Company's customers funded approximately $1.2 and $1.0 million of the Company's product development costs in 1999 and 1998, respectively.

          The Company has developed several new high performance relays to be used in the commercial airframe, high frequency communications, space satellite, and automatic test equipment market place. These products are being placed into production in 2000 and the Company expects to begin selling certain of these products in 2000 and beyond. The Company continues to develop lighter, smaller and higher performing relays to serve new, existing and emerging markets. The Company continues to develop these products for new end use applications.

          The Company is also currently developing a new line of electrical contactors for use in commercial and residential heating, ventilation, and air conditioning equipment. These products are currently in the prototype stage and the Company expects to begin manufacturing and selling these products in 2001 and beyond.

          The Company is currently developing several new power line electromagnetic interference filters for use in telecom, industrial and medical equipment as well as new filtered connectors to be used in telecom and network equipment. Some of these products are proprietary for certain of the Company's larger OEM customers and others will be standard catalog products for sale to the industry as a whole. These products are currently in the prototype stage and the Company expects to begin manufacturing and selling these products in 2000 and beyond.

          PROPRIETARY RIGHTS

          The Company currently holds 20 US patents and 20 foreign patents; 13 registered US trademarks and 34 foreign registered trademarks, and has two US patent applications, nine foreign patent applications, one international patent application and nine US trademark applications. The Company intends to continue to seek patents on its products and trademark applications, as appropriate. The Company does not believe that the success of its business is materially dependent on the existence, validity or duration of any patent or trademark.

          The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers, and consultants. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The Company has from time to time received, and may receive in the future, communications from third parties asserting patents on certain of the Company's products and technologies. Although the Company is not a party to any material intellectual property litigation, if a third party were to make a valid claim and the Company could not obtain a license on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversions of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

          CUSTOMERS

          The Company has established a diversified base of customers representing a wide range of industries and applications. Sales to customers outside of the United States totaled approximately 18% of net sales during 1999 (comprised primarily of approximately 10.4% to Europe, 3.5% to North America, and 2.5% to Asia). No single customer accounted for 5% or more of the Company's total direct net sales for 1999 or 1998, respectively.

          BACKLOG

          The Company's backlog at December 31, 1999 was $60.7 million, with $51.1 million shippable within 1 year. The Company's backlog at December 31, 1998 was $58.4 million, with $49.8 million shippable within 1 year.

          COMPETITION

          The Company competes primarily on the basis of quality, reliability, price, services, and delivery. Its primary competitors are Teledyne Relays, Jennings, Leach, ECE and Eaton in the high performance relay market, Tyco Electronics in the general purpose relay market, Shaffner A.G., and Delta in the RFI filter market, Siemens and Cutler-Hammer in the definite purpose contactor market,

          Basler and Honeywell in the transformer market and General Electric and Honeywell in the HVAC relay market. Several of the Company's competitors have greater financial, marketing, manufacturing, and distribution resources than the Company and some have more automated manufacturing facilities. There can be no assurance that the Company will be able to compete successfully in the future against its competitors or that the Company will not experience increased price competition, which could adversely affect the Company's results of operations. The Company also faces competition for acquisition opportunities from its competitors.

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

          The Company has been identified as a potentially responsible party ("PRP") for investigation and cleanup costs at two sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA provides for joint and several liability for the costs of remediating a site, except under certain circumstances. However, the Company believes it will be allocated responsibility for a relatively small percentage of the cleanup costs at each of these sites, and in both instances other PRP's will also be required to contribute to such costs. Although the Company's total liability for cleanup costs at these sites cannot be predicted with certainty, the Company does not currently believe that its share of those costs will have a material adverse effect on the Company's financial position or results of operations.

          Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement) with the Prior owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $1.75 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and start-up of a groundwater remediation system at the Fairview facility. The Company is responsible for investigation, soil remediation and start-up costs in excess of the escrowed amount, if any. The Settlement Agreement further provides that after the groundwater remediation system has been operating at 90% of its intended capacity for three years, the Company will provide to the Prior Owner an estimate of the then present value of the cost to continue operating and maintaining the system for an additional 27 years. After receiving the estimate, the Prior Owner is to deposit with the escrow agent an additional sum equal to 90% of the estimate, up to a maximum of $1.25 million, unless it provides a substantially lower estimate. In that case, any substantial differences are to be resolved through negotiation or expedited arbitration. Although the Company believes that the Prior Owner has the current ability to satisfy its obligations pursuant to the Settlement Agreement, the Company does not believe that the total investigation and remediation costs will exceed the amounts that the Prior Owner is required to provide pursuant to the Settlement Agreement, to such an extent that it will have a materially adverse affect on the Company's financial position or results of operations. The Company has recorded a liability for the total remediation costs of approximately $2.0 million, representing the discounted amount of future remediation costs over the remaining period of remediation. Applicable environmental laws provide for joint and several liability, except under certain circumstances. Accordingly, the Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site. If the site remedial system fails to perform as anticipated, or if the funds to be provided by the Prior Owner pursuant to the Settlement Agreement together with the Company's reserve are insufficient to remediate the property, or if the Prior Owner fails to make the scheduled future contribution to the environmental escrow, the Company could be required to incur costs that could materially and adversely affect the Company.

          In connection with the Company's purchase of certain assets and certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International, Inc. ("Figgie") (the "Hartman Acquisition"), the Company entered into an agreement pursuant to which it leased from a wholly-owned subsidiary of Figgie a manufacturing facility in Mansfield, Ohio, (the "Mansfield Property") at which Hartman has conducted operations (the "Lease"). The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. The Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Lease included an indemnity by the Lessor to the Company, guaranteed by Figgie, for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million (the "Indemnification Cap"). In addition, in connection with the Hartman Acquisition, Figgie had placed $515,000 in escrow for environmental remediation costs at the Mansfield Property to be credited towards the Indemnification Cap as provided in the lease (the "Escrowed Funds").

          On or about January 5, 2000, the Company entered into an agreement with the former owners of the Mansfield Property in which it purchased the property and certain equipment and released the Escrowed Funds. This agreement followed the decision by the former owner's registered environmental consultant that no further environmental remediation was needed at the property so long as the property was restricted to industrial usage. The agreement reduces the indemnity cap to $1,000,000 over nine years if the former owner does not seek and obtain a covenant not to sue from the Ohio EPA relating to the site and reduces the cap to zero over ten years if it obtains a covenant not to sue relating to the site from the Ohio EPA. In either event, the agreement leaves in place the Company's right to seek contribution or indemnity under common law or statute from the former owners for environmental problems and requires the former owners to complete some soil cleanup actions within six months of closing. The transaction was closed on January 7, 2000. The Company believes that remediation costs will not exceed the Indemnification Cap. If such costs exceed the Cap and the Company is unable to obtain, or is delayed in obtaining indemnification or contribution for any reason, the Company could be materially and adversely affected. The Company does not maintain environmental impairment liability insurance. See Note 9 to Consolidated Financial Statements of Communications Instruments, Inc. and subsidiaries.

          EMPLOYEES

          As of December 31, 1999, the Company had approximately 2,660 employees. Of these employees, approximately 620 are salaried employees and approximately 2,040 are hourly workers. Of the approximately 620 salaried employees, approximately 260 perform manufacturing functions, over 50 are engineers engaged in research and development activities, including the design and development of new customer applications, 60 perform quality assurance tasks and approximately 50 perform customer service. Approximately 150 of the Company's employees in the Mansfield, Ohio facility are represented by the International Union of Electronics, Electrical, Salaried, Machine and Furniture Workers AFL, CIO and are covered by a collective bargaining agreement, which is scheduled to expire in September 2003.

          The Company closed the Waynesboro, Virginia facility as negotiated and accepted by the United Electrical, Radio and Machine Workers of America, relocating products to the North Carolina facilities.

          The Company believes that its relations with its employees are satisfactory.

          RECENT DEVELOPMENTS

          As of the date of the filing of this report on Form 10K, there have been no recent developments.

          ITEM 2 - PROPERTIES

          FACILITIES

          The Company, headquartered in Asheville, North Carolina, operates the following manufacturing and distribution facilities. The Company believes that such facilities are maintained in good condition and are adequate for its present and intended needs:

          Location                     Square    Leased/    Products Manufactured
                                       Footage   Owned

          Fairview, North Carolina     70,000    Owned      High performance relays and
                                                            solenoids

          Sterling, Illinois           62,600    Owned      Definite purpose contactors

          Mansfield, Ohio              53,000    Owned      High performance power relays
                                                 at 1/7/00

          Juarez, Mexico               47,000    Owned      RFI filters

          Juarez, Mexico               45,000    Leased     General purpose relays,
                                                            definite purpose contactors

          Carpinteria, California      44,000    Leased     High voltage and power
                                                             switching relays
          Libertyville, Illinois       35,000    Leased     RFI Filters

          Asheville, North Carolina    26,000    Owned      High performance relays and
                                                            electronic relays

          Guttenberg, Iowa             24,000    Owned      Transformers

          El Paso, Texas               19,000    Leased     Distribution center

          Prophetstown, Illinois       18,000    Owned      Transformers

          Sabula, Iowa                 14,800    Owned      HVAC relays

          Juarez, Mexico               13,000    Leased     Facility Filters

          El Paso, Texas                8,000    Leased     Distribution center

          Martinsreid, Germany          7,000    Leased     Sales and distribution center

          The Company's manufacturing and assembly facilities contain approximately an aggregate of 486,000 square feet of floor space. The Company currently has available manufacturing space in certain of its facilities.

          The Company believes this available manufacturing capacity will allow for the integration of future product line acquisitions and/or the development of new product lines. The Company's two facilities in North Carolina, its facility in California and its facility in Ohio, each of which manufactures products for the military, maintain Military Standard 790 and Military Standard I 45208 certifications, respectively. The Company's facility in Ohio, its three facilities in Mexico, and its facility in Illinois are all IS9001 certified and its facility in California is IS9001 and QS9000 certified. The Company's facilities in Fairview and Asheville, NC have ISO 9001 compliant product lines and procedures. The facilities in California and Ohio are ISO 14001 certified. The facility in California is also Mil-R-83725, Mil-R-6106 and SAE ARD 50031 certified.

          The leases for the Company's facility in Illinois expires in 2004, its two leased facilities in Juarez, Mexico expire in 2001 and 2000, respectively, its facility in Martinsreid, Germany expires in 2000, one of the leased El Paso warehouses expires in 2002, the other leased El Paso warehouse is on a month to month lease and its facility in California expires in 2002.

          ITEM 3 - LEGAL PROCEEDINGS

          The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this Form 10-K, the Company is not a party to any lawsuit or proceeding which, individually or in the aggregate, in the opinion of management, is reasonably likely to have a material adverse effect on the financial condition of the Company.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

          PART II

          ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Not Applicable

          ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

          The following information is qualified in its entirety by the consolidated financial statements of the Company. The following selected consolidated financial data as of the dates and for the periods indicated were derived from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K, except data as of, and for, (i) the year ended December 31, 1995, (ii) the year ended December 31, 1996 and (iii) data as of December 31, 1997, which was derived from audited consolidated financial statements of the Company (including its predecessors) not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto, appearing elsewhere in this Form 10-K.

          SELECTED CONSOLIDATED FINANCIAL DATA

                                           -------------------------------------------------------------------------
                                                                    Fiscal Year Ended December 31,
                                           -------------------------------------------------------------------------
                                                  1995           1996           1997          1998           1999
STATEMENT OF OPERATIONS DATA:
Net sales .................................    $  39,918      $  66,336      $  89,436      $ 120,030      $ 173,983
Cost of sales (1) .........................       28,687         46,779         59,601         81,285        128,816
                                               ---------      ---------      ---------      ---------      ---------
        Gross margin ......................       11,231         19,557         29,835         38,745         45,167
Selling expenses ..........................        3,229          4,903          6,077          8,635         12,083
General and administrative expenses (2)  ..        3,326          5,464          7,432          8,935         11,593
Research and development expenses .........          301          1,011          1,090          1,328          1,714
Amortization of goodwill and other
      intangible assets ...................          251            543            648          1,769          4,537
Special compensation charge (3) ...........        1,300              -              -              -              -
Environmental expense (4) .................          951              -              -              -              -
Special acquisition expenses (5) ..........        2,064              -            260              -              -
                                               ---------      ---------      ---------      ---------      ---------
          (Loss) income from operations ...         (191)         7,636         14,328         18,078         15,240
Interest expense and other financing ......            -
      costs, (net)  (6) ...................       (2,309)        (5,055)        (6,573)       (12,552)       (17,887)
Cancellation fees (7) .....................            -              -           (800)             -              -
Other income (expense), net  (8) ..........            2            201            (17)          (171)          (597)
                                               ---------      ---------      ---------      ---------      ---------
  (Loss) income before income taxes,
       minority interest in subsidiary and
       extraordinary items ................       (2,498)         2,782          6,938          5,355         (3,244)
(Benefit from) provision for income taxes .         (812)         1,120          2,836          2,371           (419)
                                               ---------      ---------      ---------      ---------      ---------
(Loss) income before minority interest in
   subsidiary and extraordinary items .....       (1,686)         1,662          4,102          2,984         (2,825)
Income applicable to minority interest in
   subsidiary .............................          (35)           (33)           (55)             -              -
                                               ---------      ---------      ---------      ---------      ---------
(Loss) income before extraordinary items ..    $  (1,721)     $   1,629      $   4,047      $   2,984      $  (2,825)
Extraordinary items (less applicable income
  tax benefit: 1997- $266,1998 - $234 (9)..                           -           (398)          (351)             -
                                               ---------      ---------      ---------      ---------      ---------
      Net (loss) income ...................    $  (1,721)     $   1,629      $   3,649      $   2,633      $  (2,825)
                                               =========      =========      =========      =========      =========

OTHER FINANCIAL DATA:
Gross Margin % ............................         28.1%          29.5%          33.4%          32.3%          26.0%
Depreciation and amortization .............    $   2,442      $   3,551      $   4,320      $   6,928      $  13,497
Capital Expenditures ......................    $   1,139      $   2,449      $   2,146      $   2,795      $   4,430
Ratio of earrnings to fixed charges (10) ..           NA           1.7x           2.1x           1.4x           0.8x
NET CASH PROVIDED BY (USED IN)
     Operating Activities .................    $   1,960      $   8,498      $   6,438      $   9,232      $  12,713
     Financing Activities .................       13,645          5,973          6,433         41,482         56,880
     Investing Activities .................      (15,484)       (14,548)       (12,689)       (50,543)       (64,017)
OTHER NON-GAAP FINANCIAL DATA (11):
Adjusted EBITDA ...........................    $   6,618      $  11,873      $  19,128      $  24,766      $  28,172
Adjusted EBITDA Margin % ..................         16.6%          17.9%          21.4%          20.6%          16.2%

BALANCE SHEET DATA:
Cash and cash equivalents .................    $     193      $     116      $     298      $     469      $   6,045
Working Capital ...........................       10,590         12,143         21,268         24,416         30,518
Property, plant and equipment, net ........       13,225         15,796         16,824         22,841         40,747
Total assets ..............................       48,531         60,725         76,283        129,881        200,025
Total debt ................................       23,452         30,622        101,622        138,681        190,669
Stockholder's equity (deficiency) .........       10,293         11,750        (43,594)       (35,855)       (33,826)

----------------------
(1) Reflects a one time expense in 1999 of $911,000 related to the announced relocation of operations from the Company's Waynesboro, VA facility to its facility in North Carolina.

(2) Reflects a non cash charge of $144,000 in 1999 for compensation for stock options granted in 1999.

(3) Reflects a special compensation charge of $1.3 million which represents (i) the difference between the purchase price of common stock of Parent issued to seven employees on December 1, 1995 and the estimated fair market value of such shares (based upon the appraised value on December 1, 1995) and
     (ii) a related special cash bonus granted by the Company to the same seven employees to pay taxes associated with such stock issuances.

(4) Reflects a non-recurring charge of $951,000 which represents primarily the costs incurred to date and the present value of the estimated future costs payable by the Company over the next 30 years for groundwater remediation at the Company's Fairview, North Carolina facility. See "Business - Environmental Matters."

(5)  Special acquisition expenses in 1995 includes costs primarily related to
     (i) the relocation of certain assets acquired from Hi-G Company, Inc. and from Deutsch Relays, Inc. and (ii) the write-off of an agreement with a business development consultant. Such expense in 1997 consists of one-time costs associated with the integration of operations acquired from Genicom Corporation in Waynesboro, Virginia ("Genicom") to the Company.

(6) Interest expense in 1996 includes a charge of $1.6 million related to costs associated with the preparation of a withdrawn initial public offering of Parent's capital stock. Interest expense in 1997 includes additional success fee expense of $917,000 related to the payment of the Old Credit Facility.

(7) Reflects commitment fees and other expenses of $800,000 incurred in connection with a credit facility set up to provide financing in the event the Offering was not consummated.

(8) Reflects in 1999, a valuation reserve of $500,000 against a receivable from Genicom in relation to a claim the Company filed against Genicom in December 1999 based upon the purchase agreement which entitled the Company to recover up to $500,000 for inventory unused or unsold during the two years following the acquisition. In March 2000, Genicom filed a petition for reorganization in Federal Bankruptcy Court.

(9) Extraordinary item in 1997 represents the write-off of the unamortized portion of financing fees associated with the Old Credit Facility (as defined), and in 1998 represents the write-off of the unamortized portion of financing fees associated with the Old Senior Credit Facility (as defined).

(10) For purposes of determining the ratio of fixed charges, earnings are defined as earnings before income taxes and minority interest in subsidiary plus fixed charges, and fixed charges consist of interest expense, which includes amortization of deferred debt issuance costs and deferred financing costs and the portion of rental expense on capital and operating leases deemed representative of the interest factor. The Company's earnings were insufficient to cover fixed charges for the year ended December 31, 1995 by $2.5 million and by $3.2 million for the year ended December 31, 1999.

(11) Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, gain or loss on disposal of assets, extraordinary, unusual and nonrecurring items, the special compensation charge, environmental expense and special acquisition charges referred to in footnotes (3), (4) and (5) above, the provision for loss in April, 1997 for receivables relating primarily to a single customer, the non cash charges resulting from the Parent stock options granted in 1999, the expense in 1999 for the valuation reserve of the receivable from Genicom relating to the purchase agreement (see Note 8) and the non-cash write-ups and non-cash charges resulting from the write-up of inventory and fixed assets arising in connection with the acquisition of 80% of Kilovac (the "Kilovac Acquisition"), the Hartman Acquisition, the Kilovac Purchase, the purchase of 100% ownership in ibex Aerospace Inc. ("ibex") of Naples, Florida (the "ibex Acquisition") and the purchase of certain assets and certain liabilities of the Genicom Relays Division ("GRD") of Genicom (the "GRD Acquisition"), the purchase of certain assets and certain liabilities of Wilmar Electronics Inc. (the "Wilmar Acquisition"), the acquisition of all the outstanding capital stock of Corcom, Inc. (the "Corcom Merger"), the purchase of certain assets and certain liabilities of the Cornell Dubilier's electronics relays division (the "CD Acquisition"), and the purchase of all the outstanding equity securities of Products Unlimited Corporation (the "Products Acquisition") pursuant to Accounting Principles Board Opinion Nos. 16 and 17. EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of EBITDA. EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate EBITDA in the same manner.

          ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          OVERVIEW

          On March 19, 1999, the Company purchased all of the outstanding equity securities of Products Unlimited Corporation, an Iowa corporation ("Products"), a manufacturer and marketer of relays, transformers and definite purpose contactors for the HVAC industry (the "Products Acquisition"). Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million For all the outstanding capital stock of Products. Subsequently, the Company received a $764,000 working capital purchase price adjustment. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued approximately $786,000 in accordance with the terms of the agreement. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

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

          In December 1997, the Company purchased certain assets and assumed certain liabilities of Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). The Company financed the GRD Acquisition with funds borrowed on its Old Senior Credit Facility. Under the terms of the purchase agreement with Genicom, the Company was entitled to recover up to $500,000 for inventory unsold or unused during the two years following the acquisition. In December 1999, the Company submitted a claim against Genicom for $500,000. In March 2000, Genicom filed a petition for reorganization in Federal Bankruptcy Court. As a result, the Company recorded a valuation reserve of $500,000 against this receivable in 1999.

          In October 1997, the Company purchased 100% ownership in ibex Aerospace Inc. ("ibex") for $2.0 million, excluding expenses (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation was consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder was of the purchase price was paid by the Company through the issuance of non-interest bearing note in the amount of $850,000 to the sellers, which note was payable on October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on its Old Senior Credit Facility (as defined). In September 1999, the Company and the sellers agreed to adjust the purchase price of ibex and reduce the amount of the note payable by $400,000. The remaining balance of $450,000 was paid by the Company in September, 1999. The reduction in purchase price resulted in a reduction of goodwill.

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

                                                                           Years Ended
                                                                           December 31,
                                                                     1997      1998      1999
                                                                   -------   --------  --------
          Net Sales                                                  100.0%     100.0%    100.0%
          Cost of sales                                               66.6       67.7      74.0
                                                                   -------   --------  --------
          Gross margin                                                33.4       32.3      26.0
          Selling expenses                                             6.8        7.2       6.9
          General and administrative expenses                          8.3        7.4       6.7
          Research and development expenses                            1.2        1.1       1.0
          Other expenses                                               1.1        1.5       2.6
                                                                   -------   --------  --------
          Operating Income                                            16.0       15.1       8.8


           CONSOLIDATED

           Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

           For purposes of comparing results of operations, the Company has excluded the effects of certain acquisitions. For 1999 to 1998 comparisons, operations of Corcom for the second half of both 1999 and 1998 are considered below; however, operations for the first half of both years is excluded as the Corcom Merger occurred on June 19, 1998.

           Net sales of the Company for 1999 increased by $54.0 million, or 44.9% to $174.0 million from $120.0 million in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, net sales of the Company for 1999 decreased $12.9 million, or 10.8%, to $106.2 million from $119.1 million in 1998. This decrease is due primarily to (i) a softening in the military/defense and recovering automatic test equipment markets,
           (ii) lower net sales as a result of the relocation of operations due to required requalifications in the customer base, (iii) a 1998 peak in sales of a certain type of relay used in the communications market, (iv) competitive price pressure partially offset by (v) a slow recovery in some Asian markets, and (vi) stronger telecom market sales in the filter business.

           Gross profit of the Company for 1999 increased $6.4 million or 16.6%, to $45.2 million from $38.7 million in 1998. Gross profit as a percentage of net sales in 1999 decreased to 26.0% from 32.3% in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, gross profit of the Company for 1999 decreased $5.5 million, or 14.3% to $32.9 million from $38.4 million in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, gross profit as a percentage of net sales decreased to 31.0% from 32.3% in 1998. The decrease in gross margin as a percentage of net sales is due primarily to (i) costs of approximately $911,000 incurred during 1999 for a portion of the costs of relocating the Waynesboro, VA facility, (ii) the unfavorable effect of lower revenue from the relocation of operations due to required requalifications in the customer base, (iii) lower volumes at lower sales prices in an increasingly competitive market partially offset by continued cost reductions.

          Selling expenses for the Company for 1999 increased $3.5 million, or 39.9%, to $12.1 million from $8.6 million in 1998. Selling expenses as a percentage of net sales decreased to 6.9% in 1999 from 7.2% in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, selling expenses for the Company for 1999 decreased $67,000, or 0.8% to $8.5 million. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, selling expenses as a percentage of net sales were 8.0% in 1999 compared to 7.2% in 1998. This increase in selling expenses as a percentage of net sales is due primarily to the slightly higher costs associated with a newly organized Corporate Sales and Marketing Department in addition to lower revenues.

          General and administrative expenses for the Company for 1999 increased $2.7 million, or 29.7%, to $11.6 million from $8.9 million in 1998. General and administrative expenses as a percentage of net sales decreased to 6.7% from 7.4% in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, general and administrative expenses for the Company for 1999 decreased $234,000, or 2.6%, to $8.6 million from $8.8 million in 1998.
          Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, general and administrative expenses as a percentage of net sales increased to 8.1% from 7.4% in 1998. The increase in general and administrative expenses as a percentage of net sales is caused primarily by (i) a non cash charge in 1999 of approximately $144,000 for stock compensation, and (ii) a larger decline in revenues for the period relative to the decline experienced in general and administrative expenses for the same period.

          Research and development expenses for the Company in 1999 increased $386,000, or 29.1%, to $1.7 million from $1.3 million in 1998.
          Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, research and development expenses for the Company increased $36,000, or 2.7%, to $1.4 million from $1.3 million in 1998.

          Amortization of goodwill and other intangibles for the Company in 1999 increased $2.8 million, or 156.5%, to $4.5 million from $1.8 million in 1998. This increase is due primarily to the effect of the Corcom Merger and the Products Acquisition.

          Interest expense and other financing costs of the Company for 1999 increased $5.3 million, or 42.5%, to $17.9 million from $12.6 million in 1998. The increase was due primarily to increased debt level associated with financing the Products Acquisition in March, 1999, the Corcom Merger in June, 1998 and the CD Acquisition in July 1998.

          Other expense for 1999 was $597,000 as compared to $171,000 for 1998. The increase is due primarily to the write-off of a receivable from Genicom. Under the terms of the purchase agreement with Genicom, the Company was entitled to recover up to $500,000 for inventory unsold or unused during the two years following the acquisition. In December 1999, the Company submitted a claim against Genicom for $500,000. In March 2000, Genicom filed a petition for reorganization in Federal Bankruptcy Court. As a result, the Company recorded a valuation reserve of $500,000 against this receivable in 1999.

          Income tax benefit in 1999 was 12.9% of loss before income taxes as compared to income tax expense of 44.3% of income before income taxes in 1998. The decreased effective tax rate as a percentage of pre-tax income (loss) is due primarily to the effect of goodwill amortization not deductible for tax purposes from the Corcom Merger and the Products Acquisition.

          Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

          Net sales of the Company for 1998 increased by $30.6 million, or 34.2%, to $120.0 million from $89.4 million in 1997. Excluding the effect of the Corcom Merger, net sales of the Company for 1998 increased $13.5 million, or 15.1%, to $102.9 million from $89.4 in 1997. This increase is due primarily to the effect of fourth quarter 1997 and other fiscal 1998 acquisitions. There were no significant changes in net sales of the base business.

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

          Selling expenses for the Company for 1998 increased $2.6 million, or 42.1%, to $8.6 million from $6.1 million in 1997. Selling expenses as a percentage of net sales increased to 7.2% in 1998 from 6.8% in 1997. Excluding the effect of the Corcom Merger, selling expenses for the Company for 1998 increased $871,000, or 14.3%, to $6.9 million from $6.1 million in 1997. Excluding the effect of the Corcom Merger, selling expenses as a percentage of net sales were 6.8% in 1998 and 1997.

          General and administrative expenses for the Company for 1998 increased $1.5 million, or 20.2%, to $8.9 million from $7.4 million in 1997. General and administrative expenses as a percentage of net sales decreased to 7.4% from 8.3% in 1997. Excluding the effect of the Corcom Merger, general and administrative expenses for the Company for 1998 decreased $29,000, or 0.4%. Excluding the effect of the Corcom Merger, general and administrative expenses as a percentage of net sales decreased to 7.2% from 8.3% in 1997. The decrease in general and administrative expenses as a percentage of net sales is caused primarily by a reduction in bad debt expense for 1998 when compared to 1997 and additional 1998 net sales without a corresponding increase in fixed costs. The bad debt expense related primarily to the collectibility of an account receivable from a single customer relating to a dispute over product specification.

          Research and development expenses for the Company in 1998 increased $238,000, or 21.8%, to $1.3 million from $1.1 million in 1997.
          Research and development expenses as a percentage of net sales decreased to 1.1% from 1.2% in 1997. Excluding the effect of the Corcom Merger, research and development expenses for the Company increased $139,000, or 12.8%, to $1.2 million from $1.1 million in 1997. Excluding the effect of the Corcom Merger, research and development expenses as a percentage of net sales were 1.2% in 1998 and 1997.

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

          The extraordinary item in 1998 reflects the write-off of $585,000 of unamortized deferred financing fees associated with the Old Senior Credit Facility, net of tax of $234,000. The extraordinary item in 1997 reflects the write-off of $664,000 of unamortized deferred financing fees associated with the Old Senior Credit Facility, net of tax of $266,000.

          SEGMENT DISCUSSION (SEE NOTE 14 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

          High Performance Group

          Year ended December 31, 1999 Compared to Year Ended December 31, 1998

          Net sales of HPG decreased by $12.6 million, or 14.1%, to $76.5 million from $89.1 million in 1998. The decrease was due primarily to
          (i) a softening in the military/defense and recovering automatic test equipment markets, (ii) lower net sales as a result of the relocation of operations due to required requalifications in the customer base, and (iii) competitive price pressure partially offset by a slow recovery in some Asian markets.

          Operating income of HPG decreased by $7.3 million, or 41.8%, to $10.2 million from $17.5 million in 1998. Operating income of HPG as a percentage of HPG net sales decreased to 13.4% from 19.7% in 1998. This decrease in operating income as a percentage of net sales is due primarily to (i) lower sales prices in an increasingly competitive market, (ii) lower revenues, (iii) costs of approximately $911,000 incurred during 1999 of expenses in connection with the relocation of the Waynesboro, VA facility and (iv) the unfavorable effect of lower revenue from the relocation of operations due to required requalifications in the customer base partially offset by (v) cost reductions and (vi) removal of duplicate expenses at the Company's Waynesboro, VA facility.

          Year ended December 31, 1998 Compared to Year Ended December 31, 1997

          Net sales of HPG increased by $11.6 million, or 15.0%, to $89.1 million from $77.5 million in 1997. The increase was due primarily to the effect of the ibex Acquisition, the Genicom Acquisition and the Wilmar Acquisition.

          Operating income of HPG increased by $3.4 million, or 23.7%, to $17.5 million from $14.2 million in 1997. Operating income of HPG as a percentage of HPG net sales increased to 19.7% from 18.3% in 1997. This increase was caused primarily by a reduction in bad debt expenses for 1998 when compared to 1997 and increased net sales with low additional fixed costs partially offset by the cost of assimilating acquisitions. The bad debt expense related primarily to the collectibility of an account receivable from a single customer relating to a dispute over product specification.

          Specialized Industrial Group

          Year ended December 31, 1999 Compared to Year Ended December 31, 1998

          Net sales of SIG increased by $66.8 million, or 213.0%, to $98.2 million from $31.4 million in 1998. Excluding Corcom from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, net sales of SIG decreased by $10,000, or 0.0%, to $30.4 million.

          Operating income of SIG increased by $4.6 million, or 138.0%, to $8.0 million from $3.4 million in 1998. Operating income of SIG as a percentage of SIG net sales decreased to 8.1% from 10.7% in 1998. Excluding Corcom from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, operating income of SIG increased by $352,000, or 10.6%, to $3.7 million from $3.3 million in 1998. Excluding Corcom from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, operating income as a percentage of net sales increased to 12.1% from 10.9% in 1998. This increase was due primarily to synergies attained in the Corcom Merger.

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

          Operating income of SIG increased by $1.4 million, or 68.6%, to $3.4 million from $2.0 million in 1997. Operating income of SIG as a percentage of SIG net sales decreased to 10.7% from 16.3% in 1997. Excluding the effect of the Corcom Merger, operating income of SIG increased by $547,000, or 27.4%, to $2.5 million from $2.0 million in 1997. Excluding the effect of the Corcom Merger operating income as a percentage of net sales increased to 17.4% from 15.9% in 1997. This increase was due primarily to improved productivity.

          LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by operating activities was $12.7 million in 1999, $9.2 million in 1998 and $6.4 million in 1997. The increase in cash provided by operations from 1998 to 1999 is primarily due to continued reductions in inventories, partially offset by a reduction in accounts payable. The increase in cash provided by operations from 1997 to 1998 is primarily due to (i) the one time payment in 1997 of items related to the Recapitalization including $1.5 million for the success fee and $800,000 for commitment fees and other expenses incurred in connection with a credit facility set up to provide financing in event the Offering was not consummated, (ii) higher earnings adjusted for depreciation and amortization, a decrease in accounts receivable and other current assets, and an increase in accounts payable partially offset by (iii) a decrease in accrued liabilities and an increase in inventories.

          The Company's accounts receivable increased from $15.6 million at year end 1998 to $23.7 million at year end 1999. Of this increase, $8.6 million was attributable to the Products

          Acquisition. The Company's accounts receivable increased from $11.6 million at year end 1997 to $15.6 million at year end 1998. Of this increase, $4.7 million was attributable to the Corcom Merger and the Wilmar Acquisition. The days' sales outstanding for accounts receivable was approximately 50 trade days, 48 trade days and 47 trade days at December 31, 1997, 1998 and 1999, respectively. The continued decreases in days' sales outstanding can be attributed to continued increased collection efforts.

          The Company's inventories increased from $26.7 million at year end 1998 to $27.5 million at year end 1999. Of this increase, $4.8 million was attributable to the Products Acquisition, resulting in a net decrease in inventories in the Company's other divisions of $4.0 million during 1999. This decrease in inventories in the Company's other divisions is due to continuing inventory management. The Company's inventories increased from $19.4 million at year end 1997 to $26.7 million at 1998. Of this increase, $6.0 million was attributable to the Corcom Merger, $505,000 was attributable to the CD Acquisition, and $132,000 was attributable to the Wilmar Acquisition.

          The Company has historically financed its operations and acquisitions through a combination of internally generated funds and secured borrowings. The Company financed the purchase of the remaining 20% of Kilovac with proceeds from its offering of the 10% Senior Subordinated Notes (the "Notes") in 1997. The Company financed the ibex Acquisition with borrowings on its Old Senior Credit Facility (approximately $1.3 million) and the issuance of a non interest-bearing note in the amount of $850,000. The Company financed the GRD Acquisition with borrowings on its Old Senior Credit Facility of $4.7 million. The Company financed the Wilmar Acquisition on its Old Senior Credit Facility (approximately $2.1 million in borrowings). The Company financed the Corcom Merger with its Senior Credit Facility (approximately $40.7 million in borrowings) and additional paid in capital of $5.0 million contributed by the Parent. The Company financed the CD Acquisition with borrowings under the Senior Credit Facility (approximately $848,000 in borrowings). The Company financed the Products Acquisition by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility, the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility.

          Capital expenditures, excluding the effects of acquisitions were $4.4 million in 1999, $2.8 million in 1998, and $2.1 million in 1997. In 1999, capital expenditures included approximately $1.2 million for increased capacity, approximately $1.4 million for productivity improvements, approximately $660,000 for cost reductions, approximately $797,000 for equipment replacement and rework and approximately $292,000 for new product development. In 1998, capital expenditures included approximately $182,000 for increased capacity, approximately $1.5 million for increased efficiency, approximately $712,000 for equipment replacement and rework and approximately $437,000 for new product development. In 1997, capital expenditures included approximately $609,000 for increased capacity, approximately $891,000 for increased efficiency, approximately $456,000 for equipment replacement and rework and approximately $190,000 for new product development. Acquisition spending totaled $59.4 million in 1999, $47.7 million in 1998 and $10.6 million in 1997.

          On September 18, 1997, the Company applied the proceeds of the Notes, together with borrowings under the Senior Credit Facility, to repay all outstanding obligations under the Old Credit Facility and to pay a dividend to the Parent. In connection with the Offering, the Company also paid to its existing senior lenders under the Old Credit Facility a success fee in the amount of approximately $1.5 million. In connection with the Offering, the Company also entered into the Old Senior Credit Facility, which enables the Company to borrow up to $25.0 million, subject to certain borrowing conditions. The amount available for borrowings under the Senior Credit Facility at December 31, 1999 was approximately $12.3 million. The Old Senior Credit Facility (as amended by the Senior Credit Facility) is available for general corporate and working capital purposes and to finance acquisitions and is secured by the Company's assets.

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

          INFLATION

          The Company does not believe that inflation had any material effect on the Company's business during 1997 and 1998. However, the Company does believe that inflation began to have a negative impact on the Company's business during 1999 due to a tighter U. S. labor market which the Company believes has caused labor costs to increase at a higher percentage level than in previous years.

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

          YEAR 2000 COMPLIANCE

          The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the "Year 2000 Compliance" issue. After the year 2000 transition, such systems may have been unable to accurately process certain data based information.

          The total cost to the Company of Year 2000 Compliance activities was insignificant to the Company's financial position, results of operations and cash flows.

          The Company has not experienced significant Year 2000 Compliance issues subsequent to 1999's fiscal year end and through the date of this filing on Form 10K. Although the Company believes it has taken the appropriate steps to address Year 2000 readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

          IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (as amended by SFAS No. 137) effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined at this time what impact, if any, that this new accounting standard will have on its financial statements.

          ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through its regular operating and financing activities.

          The Company engages in neither speculative nor derivative trading activities.

          Interest Rate Risk

          The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $28.25 million at December 31, 1999, Tranche B with a balance of $54.725 million at December 31, 1999 and $12.6 million outstanding on the Revolving Credit Facility which bears interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or Eurodollar Rate plus an applicable margin. While changes in the Reference Rate or the Eurodollar Rate could affect the cost of funds borrowed in the near future, only $6.6 million of the Revolving Credit Facility at December 31, 1999 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. The Company, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

          In September 1997, the Company consummated an offering of $95,000,000 aggregate principal amount of 10% Senior Subordinated Notes (the "Notes"), due 2004, (the "Offering"). Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part at any time, on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of redemption. In addition, at any time prior to September 15, 2000, the Company may, at its option, with the net cash proceeds of an equity offering (as defined in the Indenture), redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption.

          The Company's Notes are at a fixed interest rate of 10%. As a result, a change in the fixed rate interest market would change the estimated fair market value of its fixed rate long term bond debt. The Company believes that a 10% change in the long term interest rate would not have a material effect on the Company's financial condition, results of operations or cash flows.

          While the Company historically has not used interest rate swaps, it may, in the future, use interest rate swaps to assist in managing the Company's overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.

          Foreign Currency Exchange Risk

          The Company has seven foreign subsidiaries, located in Mexico, Germany, Jamaica, Barbados and Hong Kong as well as Joint Ventures in India and China. The Company generates about 18% of its net sales from outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

          The Company experiences foreign currency translation gains and losses, which are reflected in other comprehensive income (loss), due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net translation loss was $146,000 in 1999 compared to a gain of $64,000 in 1998 and a loss of $4,000 in 1997.

          The Company anticipates that it will continue to have exchange gains or loss from foreign operations in the future.


          ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company are filed as a separate section of this report.

          ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

          PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          EXECUTIVE OFFICERS AND DIRECTORS

          The executive officers and directors of the Company, and their ages and position with the Company as of December 31, 1999 are set forth below:

NAME                       AGE       POSITION OR AFFILIATION
Ramzi A. Dabbagh           65        Chairman of the Board, Chief Executive Officer, and Director
Michael A. Steinback       45        President, Chief Operating Officer and Director
G. Daniel Taylor           63        Executive Vice President of Business Development and Director
Richard Heggelund          53        Chief Financial Officer
Michael J. Adams           43        Executive Vice President of Sales and Marketing
James R. Mikesell          57        Group Vice President HPG
Thomas J. Buns             50        Group Vice President SIG
Brian P. Simmons           39        Director
Andrew W. Code             41        Director
Steven R. Brown            30        Director
Jon S. Vesely              34        Director
Donald E. Dangott          67        Director



          The principal occupations as of December 31, 1999 and recent employment history of each of the executive officers and directors of the Company listed above are set forth below:

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

          Michael J. Adams joined the Company in 1998 as Vice President of Sales and Marketing and was promoted to Executive Vice President of Sales and Marketing in 1999, after six years with Square D Company, his last position being Operations Manager of its Asheville, North Carolina Facility.

          Mr. Adam's prior experience includes the establishment of the OEM business with Square D and the Director of Marketing for Square D's residential business.

          James R. Mikesell was promoted to Group Vice President of HPG in 1999. Mr. Mikesell joined the Company as Vice President and General Manager of Hartman in 1996 upon the completion of the Hartman Acquisition. Mr. Mikesell joined Hartman Electrical Manufacturing in 1994, from IMO Industries, where he had been the General Manager of their Controlex Division for the previous five years.

          Thomas J. Buns was promoted to Group Vice President of SIG in 1999. Mr. Buns joined the Company as Vice President and General Manager of Corcom in 1998 upon the completion of the Corcom Merger. Mr. Buns joined Corcom, Inc. in 1991 as Chief Financial Officer.

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

          Steven R. Brown is Managing Director of Code, Hennessy & Simmons, Inc. Mr. Brown was employed by Heller Financial from 1991 until 1994, at which time he joined Code, Hennessy & Simmons, Inc. Mr. Brown held various positions within Heller's commercial leveraged lending and real estate departments.

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

          ITEM 11 - EXECUTIVE COMPENSATION

          EXECUTIVE COMPENSATION

          The following sets forth a summary of all compensation paid to the chief executive officer and the four other executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended December 31, 1999.

                                                        SUMMARY COMPENSATION TABLE
                                                           ANNUAL COMPENSATION
                                                           -------------------               LONG TERM
                                                                                             ---------
                                                                                             COMPENSATION
                                                                                             ------------
                                                                            OTHER ANNUAL     SECURITIES          ALL OTHER
   NAME AND PRINCIPAL POSITION                SALARY         BONUS          COMPENSATION     UNDERLYING          COMPENSATION (1)
   ---------------------------                ------         -----          ------------     OPTIONS/SAR'S (#)   ----------------
                                                                                             -----------------
   Ramzi A. Dabbagh                           $203,453       $85,039          $22,294             2,987             $14,142
            Chairman, and Chief
                  Executive Officer
   Michael A. Steinback                       $171,191       $76,510          $28,849             2,835             $ 1,617
             President and Chief
                  Operating Officer
   G. Daniel Taylor                           $122,330       $49,195          $12,329             1,613             $ 4,458
          Executive Vice President of
                Business Development
   Richard Heggelund (2)                      $140,010       $31,490          $59,149               605             $ 2,131
                Chief Financial Officer
   Michael J. Adams                           $132,002       $42,940          $ 7,800               605             $   706
           Executive Vice President
               of Sales and  Marketing

(1) These amounts represent insurance premiums paid by the Company with respect to term life insurance.

(2)  Mr. Heggelund's Other Annual Compensation includes relocation expenses.



                         Individual Grants
-----------------------------------------------------------------------             Potential realizable value at assumed
                                                                                  Annual rates of stock price appreciation
                                                                                               For option term
                                                                             --------------------------------------------------
                           Number of       Percent of total
                           Securities      Options/SARs
                           Underlying      Granted to
                           Options/SARs    Employees in       Exercise
Name                       Granted (#)     fiscal year      Price ($/Sh)     Expiration Date     0% ($)      5% ($)      10% ($)
----                       -----------     -----------      -----------      ---------------     ------      ------      -------
Ramzi A. Dabbagh                 2,987           17.3%        $11.00             12/31/07        37,576      71,205      118,123
Michael A. Steinback             2,835           16.4%        $11.00             12/31/07        35,664      67,582      112,112
G. Daniel Taylor                 1,613            9.3%        $11.00             12/31/07        20,292      38,451       63,787
Richard Heggelund                  605            3.5%        $11.00             12/31/07         7,611      14,422       23,925
Michael J. Adams                   605            3.5%        $11.00             12/31/07         7,611      14,422       23,925


          Executive co mpensation is determined by the compensation committee of the Company' s Board of Directors (the "Compensation Committee"). The Compensation Committee is composed of Brian P. Simmons and Steven R. Brown. None of the Company's directors other than Donald E. Dangott receive compensation for services as directors. Mr. Dangott receives compensation for his services as a director in the amount of the greater of $1,000 per meeting or $1,000 per day of service.

          EMPLOYMENT AGREEMENTS

          The Company is party to an employment agreement with Mr. Steinback which expires in April, 2000 and is subject to automatic renewal unless either the Company or Mr. Steinback elects to terminate such agreement. Mr. Steinback is entitled to receive an annual salary (subject to annual review) of approximately $200,000, annual auto allowances, and other standard employee benefits applicable to the Company's other executive officers, and is entitled to participate in the Company's executive bonus plan. Mr. Steinback is entitled to receive full salary and benefits for a year if he is terminated at any time during such year.

          STOCK OPTION PLAN

          Parent has established a stock option plan (the "Plan") which provides for the granting of options and other stock-based awards to officers and employees of Parent and the Company representing up to 5.4% of Parent's outstanding capital stock on a fully-diluted basis. The Company granted 2,658 shares under the Plan during 1998. All stock options granted in 1998 were granted at an exercise price of $10.00 per share, which was the price of the Parent's stock at the time of the Recapitalization. The Company granted 17,288 shares under the Plan during 1999. All stock options granted in 1999 were granted at an exercise price of $11.00 per share and the Company recorded a non-cash compensation expense of approximately $144,000 in 1999 related to these options.

          ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

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

                                                               SHARES OF PARENT
                                                               COMMON STOCK
                                                               BENEFICIAL
                                                               OWNED (1)

------------------------------------------------------------------------------

                         NAME AND ADDRESS                   NUMBER     PERCENT
                         ----------------                   ------     -------
Code, Hennessy & Simmons III, L.P.(2) .................    805,432      71.8%
TCW/Crescent Mezzanine, L.L.C.(3) .....................     96,133       8.6%
Ramzi A. Dabbagh(4) ...................................     54,695       4.9%
Michael A. Steinback(4) ...............................     35,706       3.2%
G. Daniel Taylor(4) ...................................     21,877       2.0%
Michael J. Adams(4) ...................................      2,000       0.2%
Richard L. Heggelund(4) ...............................      2,869       0.3%
Brian P. Simmons(5)(6) ................................    805,432      71.8%
Andrew W. Code (5)(6) .................................    805,432      71.8%
Jon S. Vesely(6) ......................................          -         -

Steven R. Brown(6) ....................................          -         -
Donald E. Dangott .....................................      5,975       0.5%
Directors and executive officers as a group (12 persons)   926,545      82.6%

(1) Pursuant to rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days. The figures shown above do not take into account any shares of common stock of Parent issuable upon exercise of stock options to be granted at or subsequent to the date of the Recapitalization.
(2) The address of Code, Hennessy & Simmons III, L. P. is 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.
(3) Includes shares of common stock held by certain affiliates of TCW/Crescent Mezzanine, L.L.C. ("TCW/Crescent LLC") listed herein, and also includes 10,101 shares of common stock that TCW will have the right to acquire upon exercise of certain warrants issued to TCW in connection with the Recapitalization, TCW/Crescent LLC is the general partner of (i) TCW/Crescent Mezzanine Partners, L. P. (the "L. P."), which holds 6.0% of the Parent's outstanding common stock and (ii) TCW/Crescent Mezzanine Investment Partners, L. P. (the "Investment L. P."). The managing owner of TCW/Crescent Mezzanine Trust (the "Trust") is TCW/Crescent LLC. The general partner of TCW Shared Opportunity fund II, L. P. ("SHOP II") is TCW Investment Management Corporation ("TIMCO"). The investment adviser of TCW leveraged Income Trust, L. P. ("LINC") is TIMCO. The investment adviser of Crescent/Mach I Partners, L. P. ("MACH I") is TCW Asset Management Company ("TAMCO"). The entities referred to above are hereinafter collectively referred to as "TCW". TCW holds 100% of the Parent's outstanding warrants to purchase 10,101 shares of common stock; the L. P. holds 67.6% of the warrants, and the Trust holds 20.6% of the warrants. Messrs. Mark Attanasio, Robert Beyer, Jean-Marc Chapus and Mark Gold are portfolio managers of one or more of the L. P., Investment L. P., Trust, SHOP II, MACH I or LINC, and with respect to such entities, exercise voting and dispositive powers on their behalf. The address of TCW is 11100 Santa Monica Boulevard, Suite 200, Los Angeles, California 94111.
(4) The address of each such person is c/o CII Technologies, Inc., 1200 Ridgefield Blvd., Suite 200, Asheville, North Carolina 28806.
(5)  All of such shares are held of record by Code, Hennessy & Simmons III, L.
     P. Messrs. Simmons and Code are officers, directors and stockholders of Code, Hennessy & Simmons, Inc., the sole general partner of CHS Management III, L. P., the sole general partner of Code, Hennessy & Simmons III, L. P. Messrs. Simmons and Code disclaim beneficial ownership of such shares.
(6) The address of each such person is c/o Code, Hennessy & Simmons, Inc., 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.


          ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          MANAGEMENT AGREEMENT

          In connection with the Recapitalization, the Company entered into a Management Agreement with CHS Management III, L. P. ("CHS Management"), an affiliate of Code, Hennessy & Simmons, Inc. pursuant to which CHS Management will provide financial and management consulting services to the Company and receive a monthly fee of $41,667. In addition, pursuant to the Management Agreement, the Company paid $500,000 to CHS Management at the closing of the Transactions as compensation for services rendered in connection with the Transactions. The Company paid $300,000 to CHS at the time of the Corcom Merger for services rendered in connection with the Merger. The Company paid $580,000 to CHS at the time of the Products Acquisition for services rendered in connection with the Acquisition. The Management Agreement also provides that when and as the Company consummates the acquisition of other businesses, the Company will pay to CHS Management a fee equal to one percent of the acquisition price of each such business as compensation for services rendered by CHS Management to the Company in connection with the consummation of such acquisition. The term of the Management Agreement is five years, subject to automatic renewal unless either CHS

          Management or the Company elects to terminate; provided that the Management Agreement will terminate automatically upon the occurrence of a change of control of the Company. The Company believes that the fees to be paid to CHS Management for the professional services to be rendered are at least as favorable to the Company as those, which could be negotiated with an unrelated third party. The Company also reimburses CHS Management for expenses incurred in connection with the Transaction and with its services rendered to the Company and Parent.

          STOCKHOLDERS AGREEMENT

          In connection with the Recapitalization, Parent's stockholders entered into a Stockholders Agreement. This agreement provides, among other things, for the nomination of and voting for at least seven directors of Parent by Parent's stockholders. The Stockholders Agreement also provides the number of directors (subject to a minimum of seven) to be determined by Code, Hennessy & Simmons, Inc. The following individuals were initially designated by Code, Hennessy & Simmons, Inc. to serve as directors of Parent: Ramzi A. Dabbagh, Michael A. Steinback, G. Daniel Taylor, Brian P. Simmons, Andrew W. Code, Jon S. Vesely, and Steve R. Brown. See "Item 10 - "Directors and Executive Officers of the Registrant."

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

          RECAPITALIZATION

          In connection with the Recapitalization, and subject to certain adjustments, Messrs. Dabbagh, Steinback and Taylor received approximately $3.7 million, $1.3 million and $1.9 million, respectively, in net cash proceeds from their sale of shares of Parent and Parent's repayment of indebtedness owing to them. Upon the satisfaction of certain conditions, Messrs. Dabbagh,

          Steinback and Taylor could receive from funds escrowed at the time of the consummation of the Transactions approximately $126,000, $57,000 and $74,000, respectively, in net cash proceeds.

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





          PART IV

          ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as a part of this report:

                  1.  Financial Statements

                  2.  None

                  3.  See "Index to Exhibits" on the following pages.

          (b) No reports on Form 8K were filed during the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                      COMMUNICATIONS INSTRUMENTS, INC.


                                      BY: /S/
                                          -------------------------------
                                          Ramzi A. Dabbagh
                                          Chairman of the Board and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


             Signature                                               Capacity
             ---------                                               --------

                 *                               Chairman of the Board, Chief Executive Officer and
-------------------------------------------      Director (Principal Executive Officer)
           Ramzi A. Dabbagh



                 *                               Chief Financial Officer (Principal Financial Officer
                                                 and Principal Accounting Officer)
-------------------------------------------
         Richard L. Heggelund


                                                 President , Chief Operating Officer, and Director
                 *
-------------------------------------------
         Michael A. Steinback



                 *                               Executive Vice President and Business Development
-------------------------------------------      Director
           G. Daniel Taylor



                 *                               Director
-------------------------------------------
           Brian P. Simmons



                 *                               Director
-------------------------------------------

           Andrew W. Code



                 *                               Director
-------------------------------------------

           Steven R. Brown



                 *                               Director
-------------------------------------------
            Jon S. Vesely


                 *                               Director
-------------------------------------------
           Donald Dangott


*The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above named officers and directors of the registrant and filed with the Securities and Exchange Commission on behalf of such officers and directors.


               /s/
------------------------------------------
         Ramzi A. Dabbagh
         ATTORNEY-IN-FACT

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES
Consolidated Financial Statements for the
Years Ended December 31, 1997, 1998 and 1999 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Communications Instruments, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Instruments, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive income, stockholder's deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Greenville, South Carolina

March 30, 2000

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                         DECEMBER 31,
                                                                                   ----------------------
ASSETS                                                                                1998        1999
CURRENT ASSETS:

  Cash and cash equivalents                                                        $     469    $   6,045
  Accounts receivable (less allowance for doubtful accounts:  1998 - $479;
    1999 - $621)                                                                      15,598       23,658
  Inventories                                                                         26,656       27,498
  Deferred income taxes                                                                2,246        2,471
  Cash restricted for environmental remediation                                            -          233
  Environmental settlement receivable                                                      -        1,250
  Other current assets                                                                 1,622        2,232
                                                                                   ---------    ---------
          Total current assets                                                        46,591       63,387
                                                                                   ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, Net                                                    22,841       40,747
                                                                                   ---------    ---------
OTHER ASSETS:
  Cash restricted for environmental remediation                                          340            -
  Environmental settlement receivable                                                  1,220            -
  Goodwill (net of accumulated amortization:  1998 - $1,872, 1999 - $3,985)           39,971       64,892
  Intangible assets, net                                                              18,705       30,537
  Other noncurrent assets                                                                213          462
                                                                                   ---------    ---------
          Total other assets                                                          60,449       95,891
                                                                                   ---------    ---------

TOTAL ASSETS                                                                       $ 129,881    $ 200,025
                                                                                   =========    =========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                                 $   7,405    $  13,141
  Accrued interest                                                                     2,799        4,192
  Other accrued liabilities                                                            6,334        7,842
  Current portion of long-term debt                                                    5,637        7,694
                                                                                   ---------    ---------
          Total current liabilities                                                   22,175       32,869

LONG-TERM DEBT                                                                       133,044      182,975

ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                                2,353        1,953

DUE TO PARENT                                                                            458        1,866

DEFERRED INCOME TAXES                                                                  7,041       13,733

OTHER LIABILITIES                                                                        665          455
                                                                                   ---------    ---------
          Total liabilities                                                          165,736      233,851
                                                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
  Common stock - $.01 par value; 1,000 shares authorized, issued and outstanding           -            -
  Additional paid-in capital                                                          17,317       22,317
  Accumulated deficit                                                                (53,194)     (56,019)
  Accumulated other comprehensive income (loss)                                           22         (124)
                                                                                   ---------    ---------
          Total stockholder's deficiency                                             (35,855)     (33,826)
                                                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                     $ 129,881    $ 200,025
                                                                                   =========    =========

See notes to consolidated financial statements.

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                                -----------------------------------
                                                                    1997        1998         1999
NET SALES                                                       $  89,436    $ 120,030    $ 173,983

COST OF SALES                                                      59,601       81,285      128,816
                                                                ---------    ---------    ---------
GROSS MARGIN                                                       29,835       38,745       45,167
                                                                ---------    ---------    ---------
OPERATING EXPENSES:
  Selling expenses                                                  6,077        8,635       12,083
  General and administrative expenses                               7,432        8,935       11,593
  Research and development expenses                                 1,090        1,328        1,714
  Amortization of goodwill and other intangible assets                648        1,769        4,537
  Acquisition related expenses                                        260            -            -
                                                                ---------    ---------    ---------
           Total operating expenses                                15,507       20,667       29,927
                                                                ---------    ---------    ---------
OPERATING INCOME                                                   14,328       18,078       15,240

INTEREST EXPENSE                                                   (6,573)     (12,552)     (17,887)

OTHER EXPENSE, NET                                                    (17)        (171)        (597)

CANCELLATION FEES                                                    (800)           -            -
                                                                ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST
  AND EXTRAORDINARY ITEMS                                           6,938        5,355       (3,244)

INCOME TAX EXPENSE (BENEFIT)                                        2,836        2,371         (419)
                                                                ---------    ---------    ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEMS                                              4,102        2,984       (2,825)

INCOME APPLICABLE TO MINORITY INTEREST IN SUBSIDIARY                  (55)           -            -
                                                                ---------    ---------    ---------
INCOME (LOSS)  BEFORE EXTRAORDINARY ITEMS                           4,047        2,984       (2,825)


EXTRAORDINARY ITEMS - LOSS ON EARLY EXTINGUISHMENT OF
   DEBT (NET OF INCOME TAX BENEFIT: 1997 - $266; 1998 - $234)        (398)        (351)           -
                                                                ---------    ---------    ---------
NET INCOME (LOSS)                                                   3,649        2,633       (2,825)

OTHER COMPREHENSIVE INCOME (LOSS) - Foreign currency
  translation adjustment                                               (4)          64         (146)
                                                                ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)                                     $   3,645    $   2,697    $  (2,971)
                                                                =========    =========    =========

See notes to consolidated financial statements.

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           ACCOUNTS       ACCUMULATED
                                         COMMON STOCK        ADDITIONAL                   RECEIVABLE         OTHER
                                       -----------------      PAID-IN    ACCUMULATED       DUE FROM      COMPREHENSIVE
                                       SHARES     AMOUNT      CAPITAL      DEFICIT          PARENT       INCOME (LOSS)

BALANCES AT DECEMBER 31, 1996           1,000         -       $ 12,317     $   (115)       $   (414)       $    (38)
  Currency translation loss, net            -         -              -            -               -              (4)
  Repayments by Parent, net                 -         -              -            -             372               -
  Dividend to Parent                        -         -              -      (59,361)              -               -
  Net income                                -         -              -        3,649               -               -
                                       ------     -----       --------     --------        --------        --------

BALANCES AT DECEMBER 31, 1997           1,000         -         12,317      (55,827)            (42)            (42)
  Currency translation gain, net            -         -              -            -               -              64
  Contributions from Parent                 -         -          5,000            -               -               -
  Repayments by Parent, net                 -         -              -            -              42               -
  Net income                                -         -              -        2,633               -               -
                                       ------     -----       --------     --------        --------        --------

BALANCES AT DECEMBER 31, 1998           1,000         -         17,317      (53,194)              -              22
  Currency translation loss, net            -         -              -            -               -            (146)
  Contributions from Parent                 -         -          5,000            -               -               -
  Net loss                                  -         -              -       (2,825)              -               -
                                       ------     -----       --------     --------        --------        --------

BALANCES AT DECEMBER 31, 1999           1,000     $   -       $ 22,317     $(56,019)       $      -        $   (124)
                                       ======     =====       ========     ========        ========        ========


See notes to consolidated financial statements.

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                            1997            1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $  3,649        $  2,633        $ (2,825)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                           4,320           6,928          13,497
    Extraordinary loss                                                        664             585               -
    Deferred income taxes                                                    (401)           (471)           (850)
    Minority interest                                                          55               -               -
    (Gain) loss on disposal of assets                                          (5)             54              24
    Loss on Genicom receivable valuation                                        -               -             500
    Other                                                                      11             (12)             34
    Changes in operating assets and liabilities, net of effects of acquisitions:
      (Increase) decrease in accounts receivable                           (1,812)            667             568
      Decrease (increase) in inventories                                    2,023            (614)          3,930
      (Increase) decrease in other current assets                            (605)            434            (778)
      (Decrease) increase in accounts payable                                (781)          1,129            (124)
      Decrease in accrued liabilities                                      (2,575)         (1,852)         (1,786)
      (Decrease) increase in accrued interest                               2,551             (21)          1,393
      Changes in other assets and liabilities                                (656)           (228)           (870)
                                                                         --------        --------        --------

          Net cash provided by operating activities                         6,438           9,232          12,713
                                                                         --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses and product lines, net of cash
    acquired                                                              (10,561)        (47,675)        (59,443)
  Investment in joint venture                                                   -             (95)           (144)
  Proceeds from sale of assets                                                 18              22               -
  Purchases of property, plant and equipment                               (2,146)         (2,795)         (4,430)
                                                                         --------        --------        --------

          Net cash used in investing activities                           (12,689)        (50,543)        (64,017)
                                                                         --------        --------        --------

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS) (CONTINUED)
--------------------------------------------------------------------------------

                                                                                YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                         1997           1998           1999
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of bonds                                     $ 95,000        $      -        $      -
  Net (repayments) borrowings under lines of credit                     (2,674)          3,900           2,900
  Borrowings under long-term debt agreements                                 -          35,100          55,000
  Principal payments under long-term debt agreements                   (22,125)         (2,000)         (5,475)
  Payments of capital leases                                               (23)            (88)            (80)
  Payment of loan fees                                                  (4,763)           (843)         (1,702)
  Payments of amounts owed to former stockholders of subsidiary              -            (226)              -
  Additional paid-in capital (from Parent)                                   -           5,000           5,000
  Dividend to Parent                                                   (59,361)              -               -
  Repayments from Parent                                                   372             500           1,408
  Other                                                                      7             139            (171)
                                                                      --------        --------        --------

          Net cash provided by financing activities                      6,433          41,482          56,880
                                                                      --------        --------        --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                              182             171           5,576

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               116             298             469
                                                                      --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $    298        $    469        $  6,045
                                                                      ========        ========        ========

SEE NOTES 6 AND 8 FOR INTEREST AND TAXES PAID,
  RESPECTIVELY

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES:
  See Note 1 for assets acquired and liabilities assumed in acquisitions. During the year ended December 31, 1997, the Company entered into a noninterest bearing note payable to the former owners of ibex Aerospace, Inc. in the amount of $850 as a result of the acquisition of this business (see Notes 1 and 6).
  During the year ended December 31, 1999, the noninterest bearing note payable to the former owners of ibex Aerospace, Inc. was reduced by $400 as a result of an amendment to the purchase agreement. This amendment also resulted in a decrease of goodwill of $269.

See notes to consolidated financial statements.

COMMUNICATIONS INSTRUMENTS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNLESS SPECIFIED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.    BUSINESS DESCRIPTION, RECAPITALIZATION AND ACQUISITIONS

      BUSINESS DESCRIPTION - Communications Instruments, Inc. and Subsidiaries (the "Company") is engaged in the design, manufacture and distribution of electromechanical, electronic and filter products, which include high performance relays, general purpose relays, solenoids, EFI filters, transformers and definite purpose contactors for the commercial/industrial equipment, commercial airframe, defense/aerospace, communications, heating, ventilation and air conditioning ("HVAC"), automotive and automatic test equipment industries. Manufacturing and assembly operations are performed primarily in North Carolina, California, Iowa, Ohio, Illinois, Texas, Germany and Juarez, Mexico. The Company is a wholly owned subsidiary of CII Technologies Inc. (the "Parent").


      RECAPITALIZATION - On September 18, 1997, the Company entered into a series of recapitalization transactions (collectively, the "Transactions"). These transactions are described below.


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

      ACQUISITIONS - Acquisitions, unless otherwise noted below, are accounted for as purchases. The purchase prices are allocated to the assets acquired and liabilities assumed based on their relative fair values, and any excess cost is allocated to goodwill. The fair value of significant property, plant and equipment and intangibles and other assets acquired are determined generally by appraisals.

      Kilovac Corporation - 20% Purchase

      On September 18, 1997, the Company purchased for approximately $4.5 million the remaining 20% of the outstanding stock of Kilovac Corporation ("Kilovac") that the Company did not then own (the "Kilovac Purchase"). The transaction was financed through proceeds from the Recapitalization and the issuance of senior subordinated notes.

      On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.7 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($468, net of tax at December 31, 1998 and 1999) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

      ibex Aerospace Inc.

      On October 31, 1997, the Company acquired certain assets and assumed certain liabilities of ibex Aerospace Inc. ("ibex") for approximately $2.0 million (the "ibex Acquisition"). Of the $2.0 million, approximately $1.3 million was paid at closing. The Company issued a noninterest-bearing note payable to the sellers in the amount of $850 (discounted to $697) for the remainder of the purchase price. This note was payable on October 31, 1999. Ibex was a manufacturer and marketer of high current electromechanical relays for critical applications in the military and commercial aerospace markets. In 1998, ibex was consolidated into Hartman. The transaction was financed through a draw on the Company's Old Senior Credit Facility and the issuance of the note payable to the sellers discounted to $697.


      In September 1999, the Company and the sellers agreed to adjust the purchase price of ibex and reduce the amount of the note payable by $400. The remaining balance of $450 was paid by the Company in September 1999. The reduction in purchase price resulted in a reduction of goodwill.


      Pro forma financial information is not presented relating to the ibex Acquisition as this entity was not a significant subsidiary of the Company in 1997.

      Genicom Relays Division

      On December 1, 1997, the Company acquired certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). GRD, which was located in Waynesboro, Virginia, was a manufacturer of high performance signal relays. The GRD Acquisition was financed by a draw on the Company's Old Senior Credit Facility.

      The Company finalized its plans to relocate the manufacturing in the Waynesboro, VA facility to its facilities in North Carolina in 1998. The costs of this facility relocation, including estimated costs of employee separation and preparing the North Carolina facilities for the relocation, totaled approximately $1.1 million, of which approximately $911 was expensed in 1999 in cost of goods sold.

      Under the terms of the purchase agreement with Genicom, the Company was entitled to recover up to $500 for inventory unsold or unused during the two years following the acquisition. In December 1999, the Company submitted a claim against Genicom for the $500. In March 2000, Genicom filed a petition for reorganization in Federal District Court. As a result, the Company recorded a valuation reserve of $500 against this receivable in 1999.

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

      Products Unlimited

      On March 19, 1999, the Company purchased all of the outstanding equity securities of Products Unlimited Corporation, an Iowa corporation ("Products"), a manufacturer and marketer of relays, transformers and definite purpose contactors for the HVAC industry (the "Products Acquisition"). Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for the outstanding capital stock of Products. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued approximately $786 in accordance with the terms of the agreement. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined).
      Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

      The allocation of purchase price is subject to final determination based on changes in certain estimates of asset valuations and determinations of liabilities assumed that may occur within the first year of operations. Management believes that there will be no material changes to the allocation of the purchase price.

      The following summarizes the purchase price allocations as of the respective dates of acquisition:

                        KILOVAC          IBEX             GRD             WILMAR         CORCOM           CD           PRODUCTS
                        Purchase      Acquisition      Acquisition     Acquisition       Merger       Acquisition     Acquisition
Current assets          $     47        $  1,041        $  3,887        $    381        $ 12,904        $    505        $ 14,320
Property, plant
  and equipment              169             150           2,045              80           7,374              82          21,427
Intangibles and
  other assets             4,577           1,493              24           2,023          35,777             380          40,692
Liabilities assumed         (293)           (965)         (1,273)           (356)        (11,005)           (119)        (17,078)
                        --------        --------        --------        --------        --------        --------        --------
Purchase price,
  net of acquired cash  $  4,500        $  1,719        $  4,683        $  2,128        $ 45,050        $    848        $ 59,361
                        ========        ========        ========        ========        ========        ========        ========


      The following unaudited 1997 pro forma financial information shows the results of operations of the Company as though the Kilovac Purchase, the Transactions, the GRD Acquisition and the Corcom Merger occurred as of January 1, 1997. The following unaudited 1998 pro forma financial information shows the results of operations as though the Corcom Merger and the Products Acquisition occurred as of January 1, 1998. The following unaudited 1999 pro forma financial information shows the results of operations as though the Products Acquisition occurred as of January 1, 1999. These results include, but are not limited to, the straight-line amortization of excess purchase price over the net assets acquired over a thirty-year period and an increase in interest expense as a result of the debt borrowed to finance the transactions:


                                                        1997            1998            1999
Net sales                                             $140,568        $197,191        $189,230
Operating income                                        18,862          23,177          17,065
Income (loss) before extraordinary item                  1,306           1,329          (2,450)
Net income (loss)                                          908             978          (2,450)


      The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Kilovac Purchase, the Transactions, the GRD Acquisition or the Corcom Merger taken place on January 1, 1997, the results of operations had the Corcom Merger or the Products Acquisition taken place on January 1, 1998, the results of operations had the Products Acquisition taken place on January 1, 1999 or (ii) future results of operations of the combined businesses.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include Communications Instruments, Inc. and its wholly owned subsidiaries, Electro-Mech S.A., Kilovac, Corcom and Products Unlimited. All intercompany transactions have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

      INVESTMENTS - In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The balance of the investment in the joint venture at December 31, 1998 and 1999, was $171 and $116, respectively.

      In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd. (the "Chinese Joint Venture"). Each party holds 50% of the shares of the new company. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relay components. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. The balance of the investment in the Chinese Joint Venture at December 31, 1999 was $164.

      REVENUE RECOGNITION - Except as stated below, sales and the related cost of sales are recognized upon shipment of products sold, net of estimated discounts and allowances.

      Certain sales of Kilovac, which constitute an immaterial component of total consolidated sales, represent revenues received under long-term fixed price development contracts. Revenues under these contracts are recognized based on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Costs in excess of contract revenues on cost sharing development contracts are expensed in the period incurred as costs of sales. Provision for estimated losses, if any, on fixed price contracts is made in the period such losses are determined by management.

      Certain sales of Hartman represent revenues received under long-term commercial and governmental contracts. Provision for estimated losses, if any, on long-term contracts is made in the period such losses are determined by management.

      WARRANTY COSTS - Estimated warranty costs are provided based on known claims and historical claims experience.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - Allowance for doubtful accounts is provided based on management's assessment of collectibility of the Company's accounts receivable and historical experience. The changes in the allowance for doubtful trade accounts receivable consist of the following at December 31:

                                                          1997         1998         1999
Allowance, beginning of year                             $ 466        $ 796        $ 479
Provision for (recovery of) uncollectible accounts         428          (42)          97
Write-off of uncollectible accounts, net                   (98)        (383)         (13)
Effect of acquisitions and other                             -          108           58
                                                         -----        -----        -----

Allowance, end of year                                   $ 796        $ 479        $ 621
                                                         =====        =====        =====

      The write-off of uncollectible accounts in 1998 relates primarily to one customer receivable balance, which was provided for during 1997. The Company settled the claim made by this customer during 1998.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property, plant and equipment generally are depreciated using the following lives: land improvements - 7 years, buildings - 20 years and machinery and equipment - 3 to 8 years.

      GOODWILL - Goodwill represents the excess of cost over net assets acquired and is being amortized by the straight-line method over the estimated period benefited of thirty years due to the long life cycles of the products.

      INTANGIBLE ASSETS - Intangible assets are amortized on a straight-line basis over the estimated lives of the related assets or, in the case of the debt issuance costs, using a method which approximates the effective interest method over the life of the related debt issue.

      LONG-LIVED ASSETS - The Company analyzes the carrying value of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. No impairments were recorded in any of the years in the period ended December 31, 1999.

      INCOME TAXES - The Company accounts for income taxes using an asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. The Company files a consolidated Federal income tax return with the Parent. Current and deferred tax expenses are allocated to the Company from the Parent as if the Company filed a separate tax return.

      RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense as incurred.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made in the preparation of these financial statements include the Company's allowance for doubtful accounts, reserves for distributor stock rotations, reserves for obsolete and excess inventory, capitalized inventory variances, fair values of assets acquired and liabilities assumed in connection with purchase business combinations, accrual for environmental remediation costs, and provision for losses, if any, to be incurred on fixed price sales contracts.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values at December 31, 1998 and 1999, due to their nature. The fair value of the Company's Senior Credit Facility (as defined) is estimated using the current rates that would be available for borrowing a like amount from the bank and the fair value of the Notes (as defined) is estimated based on quoted market prices. (See Note 6.)

      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation adjustments. Financial information related to foreign operations is translated into U.S. dollars based on exchange rates as obtained from a local U.S. bank and The Wall Street Journal. Assets and liabilities are translated based on rates in effect on the balance sheet date. Income statement amounts are translated using average exchange rates in effect during the period. The income tax effect of the foreign currency translation adjustments was not material for any year during the three year period ended December 31, 1999.

      NEW ACCOUNTING STANDARD - The Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined at this time what impact, if any, that this new accounting standard will have on its financial statements.

      RECLASSIFICATIONS - Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.

3.    INVENTORIES

      Inventories consist of the following at December 31:

                                    1998            1999
Finished goods                   $  6,786        $  7,446
Work-in-process                     9,093           8,715
Raw materials and supplies         17,401          18,168
Reserve for obsolescence           (6,624)         (6,831)
                                 --------        --------

Total                            $ 26,656        $ 27,498
                                 ========        ========


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following at December 31:

                                       1998            1999
Land and land improvements          $  1,450        $  1,820
Buildings                              3,290           5,978
Machinery and equipment               32,715          54,195
Construction in progress                 489           1,693
                                    --------        --------
                                      37,944          63,686
Less accumulated depreciation        (15,103)        (22,939)
                                    --------        --------

Total                               $ 22,841        $ 40,747
                                    ========        ========


5.    INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31:

                                                                    RANGE OF
                                        1998            1999       ASSET LIVES

Debt issuance costs                  $  4,937        $  6,664         5-7
Covenants not to compete                  675           1,025         2-5
Patents and patent application          6,534           6,560        11-17
Trademarks                              5,085           6,590         30
Acquired workforce                      1,390           3,490         5-7
Acquired customer base                  1,710          11,100        13-14
Acquired computer software                293             293          4
                                     --------        --------
                                       20,624          35,722
Less accumulated amortization          (1,919)         (5,185)
                                     --------        --------

Total                                $ 18,705        $ 30,537
                                     ========        ========

6.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31:

                                                                                              1998           1999
Senior Credit Facility term loans payable to a bank due in quarterly installments of $1,513 from March 31, 2000 through June 30, 2000, $1,887 from
September 30, 2000 through June 30, 2001, $2,262 from September 30, 2001 through
June 30, 2002, $2,638 from September 30, 2002 through March 31, 2003, $2,168 on
June 19, 2003 and $137 on June 30, 2003 and September 30, 2003, $26,263 on December
31, 2003, and $25,882 on March 15, 2004. An Excess Cash Payment (as defined) of
$850 due March 30, 2000. Interest is at base rate, or LIBOR rate, plus applicable margin   $  33,000        $  82,975

Senior Credit Facility revolving loan payable to a bank due June 19, 2003. Interest
is at base rate, or LIBOR rate, plus applicable margin                                         9,700           12,600

10% Senior Subordinated Notes due 2004, Series "B"                                            95,000           95,000

Note payable to former owners of ibex Aerospace, Inc., non-interest bearing note
discounted using 10% interest rate, repaid September, 1999                                       782                -

Note payable to the City of Mansfield, 6% interest rate, due in four equal annual installments of $25 to the final payment on May 22, 2002
                                                                                                 100               75

Obligations under capital leases                                                                  99               19
                                                                                           ---------        ---------
                                                                                             138,681          190,669
Less - current portion                                                                        (5,637)          (7,694)
                                                                                           ---------        ---------

Total                                                                                      $ 133,044        $ 182,975
                                                                                           =========        =========


Debt maturities at December 31, 1999 are as follows:

               2000                                       $  7,694
               2001                                          8,325
               2002                                          9,825
               2003                                         43,944
               2004                                        120,881
                                                          --------

               Total                                      $190,669
                                                          ========

      The Company has a borrowing arrangement with a bank which provides for a maximum credit facility of $115.0 million (including $3.0 million for stand-by letters of credit), limited by outstanding indebtedness under the initial $35.0 million term loan agreement ("Tranche A") and the $55.0 million term loan agreement ("Tranche B") or availability under the borrowing base, as defined in the loan agreement (the "Senior Credit Facility"). The amount available for borrowings under the Senior Credit Facility at December 31, 1999 was approximately $12.3 million. All funds may be borrowed as either a base rate loan, or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate is the higher of a Reference Rate (as defined in the Senior Credit Facility) or the federal funds rate plus 1/2%. At December 31, 1999, LIBOR borrowing rates ranged from 8.0-9.5%. At December 31, 1999, the base-rate borrowing rate was 9.75%. The weighted average borrowing rate on the Senior Credit Facility, calculated based on borrowings outstanding at December 31, 1999 under base rate and LIBOR loans, was 9.27%. The weighted average borrowing rate on the Old Senior Credit Facility at December 31, 1998 was 7.74%. The estimated fair value of the Senior Credit Facility approximated its carrying value at December 31, 1998 and December 31, 1999.

      The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Inc., Corcom, Inc., Products Unlimited Corporation, Marc Industries, Inc., SOL Industries, Inc., and GW Industries, Inc. have guaranteed the 10% Senior Subordinated Notes (the "Notes") and the Senior Credit Facility on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors.

      Interest on the 10% Senior Subordinated Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part at any time, on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of redemption. In addition, at any time prior to September 15, 2000, the Company may, at its option, with the net cash proceeds of an equity offering (as defined in the Indenture), redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. The estimated fair value of the Notes at December 31, 1998 and 1999 was approximately $91.2 million and $76.0 million, respectively.

      Letters of credit outstanding under credit facilities at December 31, 1998 and 1999 were $950 and $100, respectively.

      The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

      On June 19, 1998, the Company extinguished all debt which was outstanding at December 31, 1997, under the Old Senior Credit Facility. The extraordinary loss recorded in the 1998 consolidated statement of operations relates to the write-off of the unamortized portion of the debt issuance costs related to the Old Senior Credit Facility. On September 18, 1997, the Company extinguished all debt which was outstanding at December 31, 1996, under former debt agreements (see Note 1). The extraordinary loss recorded in the 1997 consolidated statement of operations relates to the write-off of the unamortized portion of the debt issuance costs related to such former debt agreements.

      The terms of the Senior Credit Facility and the Indenture (see Note 1) place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of consolidated earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. The Senior Credit Facility has a mandatory prepayment clause (the "Excess Cash Payment") which requires that excess cash flow (as defined in the Senior Credit Facility) be used to prepay the Senior Credit Facility within 90 days after the last day of the fiscal year end. The excess cash flow for the year ended December 31, 1999 was $850.

      As of December 31, 1999, the Company was not in compliance with certain of the financial covenants of the Senior Credit Facility and the Indenture. Such financial covenants were amended on March 3, 2000. The Company was in compliance with the amended financial covenants as of December 31, 1999.

      Commitment fees and other expenses incurred in connection with a credit facility to provide financing in the event that the Offering was not consummated (cancellation fees) were $800 in the year ended December 31, 1997.

      On September 18, 1997, the Company paid a success fee to the lender of the Old Credit Facility, which was based upon the market value or appraised value of the Company on the valuation date, as required by a change in control per the terms of the agreement. The amount of the success fee paid was $1,466. At December 31, 1996, $567 was accrued related to this fee, based on management's estimate of the value of the Company. The remainder of the fee was charged to 1997 operations and is included in interest expense in the accompanying 1997 consolidated statement of operations.

      Interest paid amounted to $4,129 (including success fee), $12,694 and $16,599 for the years ended December 31, 1997, 1998 and 1999, respectively.

7.    LEASES

      The Company leases certain office equipment under capital lease arrangements. The leased assets have a net book value of $99 and $19 at December 31, 1998 and 1999, respectively. The future minimum lease obligation under capital leases as of December 31, 1998 and 1999, is included in long-term debt (see Note 6).

      The Company leases certain premises and equipment under non-cancelable operating leases which have remaining terms from one to six years and which provide for various renewal options. Total rent expense charged to operations was approximately $1,053, $1,340 and $1,596 for the years ended December 31, 1997, 1998 and 1999, respectively.

      Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999 are as follows:

                 2000                                            $1,216
                 2001                                               873
                 2002                                               588
                 2003                                               373
                 2004                                               214
                 Thereafter                                          23
                                                                 ------
                 Total                                           $3,287
                                                                 ======




8.    INCOME TAXES

      The significant components of income tax expense (benefit) are:

                                                1997          1998            1999
Current tax expense (benefit):
  Federal                                     $ 2,724        $ 2,370        $  (337)
  State                                           453            368            145
  Foreign                                          60            104            408
                                              -------        -------        -------
Total current tax expense                       3,237          2,842            216
Deferred tax benefit                             (401)          (471)          (635)
                                              -------        -------        -------

Total tax expense (benefit)                   $ 2,836        $ 2,371        $  (419)
                                              =======        =======        =======


      In addition, the Company recorded an income tax benefit from an extraordinary item totaling $266 and $234 during the years ended December 31, 1997 and 1998. Income tax payments amounted to approximately $2,251, $1,574 and $665 for the years ended December 31, 1997, 1998 and 1999, respectively.

      The Company's effective tax rate differs from the statutory rate for the following reasons:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1998         1999

Provision at statutory Federal tax rate                       34.0%        34.0%       (34.0)%
Effective state income tax rate                                4.4          3.0         (3.0)
Nondeductible meals, entertainment and officers' life
  insurance expenses                                           0.4          0.7          2.1
Mexican income taxes                                           0.9          1.9         (0.8)
Nondeductible goodwill                                         1.5          5.3         20.0
Other, net                                                    (0.3)        (0.6)         2.8
                                                            ------       ------       ------

Total                                                         40.9%        44.3%       (12.9)%
                                                            ======       ======       ======

      Deferred income taxes consisted of the following at December 31:

                                                      1998            1999
Current deferred tax assets:
  Sales and inventory reserves                      $  1,410        $  1,760
  Accrued commissions                                    384             346
  Bad debt reserves                                      128             264
  Other                                                  662             373
                                                    --------        --------

Total current deferred tax assets                      2,584           2,743

Current deferred tax liabilities                         338             272
                                                    --------        --------

Total current deferred tax assets, net              $  2,246        $  2,471
                                                    ========        ========
Long-term deferred tax assets:
  Accrued expenses                                  $    440        $    302
  Federal net operating loss carryforward              1,470             744
  State net operating loss carryforward                  159             182
  Federal tax credit carryforward                        848             728
  Other                                                   --              77
                                                    --------        --------
                                                       2,917           2,033
  Less - valuation allowance                             (75)           (100)
                                                    --------        --------

Total long-term deferred tax assets                    2,842           1,933
                                                    --------        --------
Long-term deferred tax liabilities:
  Property and equipment                               3,401           5,360
  Intangibles                                          5,448          10,244
  Other                                                1,034              62
                                                    --------        --------

Total long-term deferred tax liabilities               9,883          15,666
                                                    --------        --------
Total long-term deferred tax liabilities, net       $  7,041        $ 13,733
                                                    ========        ========
Deferred tax assets (liabilities), net              $ (4,795)       $(11,262)
                                                    ========        ========


      At December 31, 1999, the Company had a Federal net operating loss carryforward of approximately $2.7 million which expires beginning in 2010. Internal Revenue Code Section 382 imposes certain limitations on the ability of a taxpayer to utilize its Federal net operating losses in any one year if there is a change in ownership of more than 50% of the Company. Management has considered the Section 382 limitation and believes that it is more likely than not that the entire Federal net operating loss carryforward will be utilized. For state tax purposes, California tax law limits loss carryforwards to a five-year period. A valuation allowance has been recorded relating to Kilovac for the portion of the California net operating loss carryforward which may not be realized due to the previously mentioned limitation. In addition, Kilovac has Federal general business and alternative minimum tax credit carryforwards subject to Internal Revenue Code Section 382 which expire beginning in 2016. Realization of tax benefits is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

9.    CONTINGENCIES

      LITIGATION - From time to time the Company is a party to certain lawsuits and administrative proceedings that arise in the conduct of its business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty, management believes that the lawsuits and proceedings, either singularly or in the aggregate, would not have a material adverse effect on the financial condition or results of operations of the Company.

      ENVIRONMENTAL REMEDIATION - The Company has been notified by the State of North Carolina Department of Environment, Health & Natural Resources ("NCDHNR") that its manufacturing facility in Fairview, North Carolina has sites containing hazardous wastes resulting from activities by a prior owner (the "Prior Owner"). Additionally, the Company has been identified as a potentially responsible party for remediation at two superfund sites which formerly were used by hazardous waste disposal companies employed by the Company.

      Several areas of soil and groundwater contamination had been noted at the Fairview facility, the most serious of which is TCE contamination in the groundwater. Remedial investigations have been undertaken at the facility and the NCDHNR has placed the facility on the Inactive Hazardous Sites Inventory. Soil remediation was completed in January 1996 and the groundwater remediation system was formally set in operation on April 1, 1997.

      In the acquisition agreement of the Predecessor Company, the Company obtained indemnity from the selling shareholders for any environmental clean up costs as a result of existing conditions which would not be paid by the Prior Owner. The indemnity was limited to the extent of amounts owed to the selling shareholders through the subordinated note.

      On May 11, 1995, the Company reached a settlement with the Prior Owner.
      In accordance with the Settlement Agreement, the Prior Owner has placed $1.75 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and start-up of a groundwater remediation system at the Fairview facility. The Company is responsible for investigation, soil remediation and start-up costs in excess of the escrowed amount, if any. The Settlement Agreement further provides that after the groundwater remediation system has been operating at 90% of its intended capacity for three years, the Company will provide to the Prior Owner an estimate of the then present value of the cost to continue operating and maintaining the system for an additional 27 years. After receiving the estimate, the Prior Owner is to deposit with the escrow agent an additional sum equal to 90% of the estimate, up to a maximum of $1.25 million, unless it provides a substantially lower estimate. In that case, any substantial differences are to be resolved through negotiation or expedited arbitration. The Company has reflected the present value of the receivable, discounted at 5% (approximately $1.22 million and $1.25 million at December 31, 1998 and 1999, respectively) and the escrowed cash as restricted assets.

      In October, 1995, the Company released the selling shareholders from their indemnity obligation. The environmental remediation liability is recorded at the present value, discounted at 5%, of the best estimate of the cash flows to remediate and monitor the remediation over the estimated thirty-year remediation period, which was developed by a third party environmental consultant based on experience with similar remediation projects and methods and taking inflation into consideration.

      Total amounts estimated to be paid related to environmental liabilities are approximately $3.6 million calculated as follows at December 31, 1999:

         2000                                                       130
         2001                                                       130
         2002                                                       130
         2003                                                       130
         2004                                                       130
         Thereafter                                               2,990
                                                                 ------
                                                                  3,640
         Discount to present value                               -1,687
                                                                 ------

         Liability at present value                               1,953
                                                                 ======


      Assets recorded in relation to the above environmental liabilities are approximately $1.56 million and $1.48 million at December 31, 1998 and 1999, respectively.

      In connection with the Company's purchase of certain assets and certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International, Inc. ("Figgie") (the "Hartman Acquisition"), the Company entered into an agreement pursuant to which it leased from a wholly-owned subsidiary of Figgie a manufacturing facility in Mansfield, Ohio, (the "Mansfield Property") at which Hartman has conducted operations (the "Lease"). The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. The Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Lease included an indemnity by the Lessor to the Company, guaranteed by Figgie, for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million (the "Indemnification Cap"). In addition, in connection with the Hartman Acquisition, Figgie had placed $515 in escrow for environmental remediation costs at the Mansfield Property to be credited towards the Indemnification Cap as provided in the lease (the "Escrowed Funds").

      During January 2000, the Company entered into an agreement with the former owners of the Mansfield Property in which the Company purchased the property and certain equipment and released $515 of funds contributed by the former owners of Hartman and held in escrow from the date the Company acquired Hartman. This agreement followed the decision by the former owner's registered environmental consultant that no further environmental remediation was needed at the property as long as the property was restricted to industrial usage. The agreement reduces the indemnity cap to $1.0 million over nine years if the former owner does not seek and obtain a covenant not to sue from the Ohio EPA relating to the site and reduces the cap to zero over ten years if the former owner obtains a covenant not to sue relating to the site from the Ohio EPA. In either event, the agreement leaves in place the Company's right to seek contribution or indemnity under common law or statute from the former owners for environmental issues and requires the former owners to complete some soil cleanup actions within six months of closing. The transaction was closed on January 7, 2000. The Company believes that remediation costs will not exceed the Indemnification Cap. If such costs exceed the Cap and the Company is unable to obtain, or is delayed in obtaining indemnification or contribution for any reason, the Company could be materially and adversely affected. The Company does not maintain environmental impairment liability insurance.


10.   EMPLOYEE BENEFITS

      The Company has a self-funded welfare benefit plan (the "Plan") for its employees. The Plan was formed in 1981 to provide hospitalization and medical benefits for substantially all full-time employees of the Company and their dependents. The Plan is funded principally by employer contributions in amounts equal to the benefits provided. Employee contributions vary depending upon the amount of coverage elected by the employee. Employer contributions amounted to $1,252, $2,437 and $3,196 for the years ended December 31, 1997, 1998 and 1999, respectively.

      Effective January 1, 1988, the Company implemented an investment retirement plan (the "Retirement Plan") pursuant to Section 401(k) of the Internal Revenue Code for all employees who qualify based on tenure with the Company. The Retirement Plan provides for employee and Company contributions subject to certain limitations. The cost of the Retirement Plan charged to operations was approximately $412, $348 and $515 during the years ended December 31, 1997, 1998 and 1999, respectively.

11.   STOCK PLAN

      On September 18, 1997, the Parent adopted the 1997 Management Stock Plan (the "1997 Plan"). The 1997 Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company who are selected by the Compensation Committee are eligible to participate in the 1997 Plan. The 1997 Plan also provides for the granting of non-qualified incentive stock options. The shares of common stock issuable under the 1997 Plan are common shares of the Parent and may be either authorized unissued shares, or treasury shares, or any combination thereof. A total of 53,163 shares of the Parent's common stock are reserved for issuance under the 1997 Plan, subject to adjustment at the discretion of the Compensation Committee or the Board of Directors. The Company accounts for options granted under the 1997 Plan in accordance with the requirements of Accounting Principles Board Opinion No. 25 and related interpretations.

      The Company granted 2,658 shares under the 1997 Plan during 1998 (no grants were issued in 1997). All such shares granted expire on December 31, 2007, subject to earlier expiration in certain circumstances. Shares under option vest as follows: 33-1/3% of the options vested immediately, 33-1/3% vested on December 31, 1998, and the remaining 33-1/3% vested on December 31, 1999. All stock options were granted at an exercise price of $10.00 per share, which was the issuance price of the Parent's stock at the time of the Recapitalization (see Note 1) and the estimated fair value of the Parent's stock at the date of the grant. Accordingly, no compensation cost for such grants has been reflected in the Company's 1998 consolidated statement of operations.

      The Company granted 17,288 shares under the 1997 Plan during 1999. All such grants expire on December 31, 2007, subject to earlier expiration in certain circumstances. Shares under option vest as follows: 33 1/3% of the options vested immediately, 33 1/3% vested on December 31, 1999, and the remaining 33 1/3% vest on December 31, 2000. All stock options were granted at an exercise price of $11.00 per share. Accordingly, a non-cash compensation expense for such grants in the amount of approximately $144 has been reflected in the Company's 1999 consolidated statement of operations.

      A summary of stock option activity under the 1997 Plan is as follows:

      Granted during 1998                                        2,658
      Exercised during 1998                                       (417)
      Forfeited during 1998                                        (76)
                                                                ------

      Outstanding at December 31, 1998                           2,165


      Granted during 1999                                       17,288
      Exercised during 1999                                       (420)
      Forfeited during 1999                                        (57)
                                                                ------

      Outstanding at December 31, 1999                          18,976
                                                                ======

      Exercisable at December 31, 1998                           1,302
      Exercisable at December 31, 1999                          13,213


      The exercise price of all options granted, exercised and forfeited during 1998, and of all of the options outstanding and exercisable at December 31, 1998, was $10.00 per share. The exercise price of all options granted in 1999 was $11.00 per share. The exercise price of all options exercised and forfeited in 1999 was $10.00 per share. The exercise price of the options outstanding and exercisable at December 31, 1999 is as follows:
      1,688 options outstanding and exercisable at $10.00 per share; 17,288 options outstanding and 11,525 options exercisable at $11.00 per share.

      The Parent's common stock is closely held by Code, Hennessy & Simmons III, L.P., certain members of Company management and certain other investors. Based on information available to the Company, including trading activity in the Parent's common stock during 1999 and 1998, the Company has determined that compensation cost, had it been determined based on the fair value at the grant date for options under the 1997 Plan, would have been immaterial. As such, management believes the pro forma effect on net income for the years ended December 31, 1999 and 1998 is immaterial.


12.   SIGNIFICANT CUSTOMERS

      Approximately 20%, 20% and 9% of the Company's net sales in 1997, 1998 and 1999, respectively, were made, directly or indirectly, to the U.S. Department of Defense.

13.   RELATED PARTY TRANSACTIONS

      Non-employee shareholder groups (or their affiliates) of the Parent provide management services to the Company. In connection with the Recapitalization, the Company entered into an agreement with CHS Management III, L.P. ("CHS Management"), an affiliate of Code, Hennessy & Simmons, Inc., pursuant to which the Company will pay $500 plus expenses per year to CHS Management for financial and management services provided by CHS Management. The term of this agreement is five years, subject to automatic renewal unless either CHS Management or the Company elects to terminate (subject to earlier termination in certain circumstances). The Company was charged $283, $529 and $521 for services provided by CHS Management or other nonemployee shareholder groups of the Parent for the years ended December 31, 1997, 1998 and 1999, respectively. Additionally, such groups were paid $267 in 1997 for fees related to the Recapitalization (See Note 1), $300 in 1998 for fees related to the Corcom Merger (see Note 1), and $580 in 1999 for fees related to the Products Acquisition (see Note 1).

      Included in long-term liabilities at December 31, 1998 and 1999 were payables owed to the Parent of approximately $458 and $1,866 respectively. Such amounts are due to the Parent primarily as a result of a tax sharing agreement between the Company and the Parent.


14.   BUSINESS SEGMENTS

      The Company has five business units which have separate management teams and infrastructures that offer electronic products. These five business units have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

      The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays and power relays, high voltage and power switching relays, solenoids and other electronic products. HPG accounted for 44% of 1999 consolidated net sales. SIG includes Corcom, Products Unlimited and the Midtex Brand. Products manufactured by SIG include RFI filters, general purpose relays, transformers and definite purpose contactors. SIG accounted for 56% of 1999 consolidated net sales.

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

      Financial information for the Company's operating segments and a reconciliation of reportable segment net sales, operating income, and assets to the Company's consolidated totals are as follows:

                                                                1997             1998             1999
Net sales:
  High Performance Group                                      $  77,483        $  89,089        $  76,518
  Specialized Industrial Group                                   12,201           31,363           98,177
  Intersegment elimination (1)                                     (248)            (422)            (712)
                                                              ---------        ---------        ---------

Consolidated net sales                                        $  89,436        $ 120,030        $ 173,983
                                                              =========        =========        =========

Operating income:
  High Performance Group                                      $  14,157        $  17,507        $  10,189
  Specialized Industrial Group                                    1,993            3,359            7,995
  Corporate                                                      (1,822)          (2,788)          (2,944)
                                                              ---------        ---------        ---------

Consolidated operating income                                    14,328           18,078           15,240

Interest expense                                                 (6,573)         (12,552)         (17,887)
Other expense, net                                                  (17)            (171)            (597)
Cancellation fees                                                  (800)               -                -
                                                              ---------        ---------        ---------

Consolidated income (loss)before income taxes, minority
  interest and extraordinary items                            $   6,938        $   5,355        $  (3,244)
                                                              =========        =========        =========

Depreciation and amortization expense:
  High Performance Group                                      $   3,819        $   4,365        $   4,826
  Specialized Industrial Group                                      100            1,839            7,586
                                                              ---------        ---------        ---------
                                                                  3,919            6,204           12,412
  Amortization of debt issuance costs (2)                           401              724            1,085
                                                              ---------        ---------        ---------

Consolidated depreciation and amortization expense            $   4,320        $   6,928        $  13,497
                                                              =========        =========        =========

Purchases of property, plant and equipment:
  High Performance Group                                      $   1,953        $   2,034        $   2,461
  Specialized Industrial Group                                      193              761            1,912
  Corporate                                                           -                -               57
                                                              ---------        ---------        ---------

Consolidated capital expenditures                             $   2,146        $   2,795        $   4,430
                                                              =========        =========        =========
Assets:
  High Performance Group                                      $  66,771        $  65,078        $  59,769
  Specialized Industrial Group                                    4,838           60,530          128,787
  Corporate                                                       4,674            4,273           11,469
                                                              ---------        ---------        ---------

Consolidated assets                                           $  76,283        $ 129,881        $ 200,025
                                                              =========        =========        =========

(1) Represents net sales between HPG and SIG
(2) Included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments.

      Financial information for the Company's net sales by geographic area is as follows:

                             --------------------------------------
                               1997           1998           1999
United States                $ 74,703       $ 98,094       $142,544
North America (Non US)          3,226          4,853          6,075
United Kingdom                  3,554          7,020          9,362
Germany                           206          3,085          5,037
France                            564          1,459          1,147
Japan                             158          1,537          1,688
Other international             7,025          3,982          8,130
                             --------       --------       --------

Total                        $ 89,436       $120,030       $173,983
                             ========       ========       ========


      Revenues are attributed to countries based on location of customer.

      Direct and indirect net sales to the U.S. Department of Defense were approximately 27% and 20% of HPG 1998 and 1999 net sales respectively, and less than 1% of SIG 1998 and 1999 net sales.

                                 * * * * * * * *

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

2.1+ Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).
3.1 Articles of Incorporation of the Company is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
3.2 By-laws of the Company is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
4.1 Indenture dated as of September 18, 1997 by and among the Company, Kilovac, Kilovac International and Norwest Bank Minnesota, National Association, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
4.2 Purchase Agreement dated as of September 12, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
4.3 Registration Rights Agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Forms S-4 (File number 333-38209)
4.4 Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.1 Employment Agreement dated as of May, 1993 between the Company and Ramzi A. Dabbagh is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.2 Employment Agreement dated as of May, 1993 between the Company and G. Dan Taylor is incorporated herein by reference to Registration Statement on Form S-2 (File Number 333-38209)

10.3 Employment agreement dated as of May, 1993 between the Company and Michael A. Steinback is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.4 Employment Agreement dated as of January 7, 1994 between the Company and David Henning is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.5 Management Agreement, dated as of September 18, 1997 among the Company, parent and CHS Management III, L.P. is incorporated by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.6 Tax Sharing Agreement dated as of September 18, 1997 between the Company, Parent, Kilovac International and Kilovac International FSC Ltd. is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.7+ Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of America National Trust and Savings Association and BancAmerica Securities, Inc., is incorporated herein by reference to Registration Statement on Forms S-4 (File Number 333-38209)
10.8 Pledge Agreements dated as of September 18, 1997 by parent, the Company, Kilovac and Kilovac International in favor of Bank of America Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.9 Subsidiary Guarantee dated as of September 18, 1997 by Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.10 Security Agreement dated as of September 18, 1997 among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-3820)
10.11 Stock Subscription and Purchase Agreement dated as of September 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of Kilovac name therein, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.12+ Asset Purchase Agreement dated as of June 27, 1996 between the Company and Figgie International Inc., is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)

10.13 Environmental Remediation and Escrow Agreement, dated as of July 2, 1996, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.14 Lease Agreement dated as of July 2, 1996 by and between Figgie Properties, Inc. and Communications Instruments, Inc. d/b/a Hartman Division of CII Technologies Inc. is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.15 Second Amendment to Stock Subscription and Purchase Agreement dated as of August 26, 1996, by and among the Company, Kilovac and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.16+ Recapitalization Agreement dated as of August 6, 1997 and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.17 Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.18 Indemnification and Escrow Agreement dated as of September 18, 1997 by and among Parent, certain investors, certain selling stockholders and American National Bank and Trust Company of Chicago, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.19 Stockholders Agreement dated September 18, 1997 by and among Parent and certain of its stockholders, is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.20 Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockholders is incorporated by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.21 Form of Junior Subordinated Promissory Note of Parent is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.22 Employment Agreement dated as of October 11, 1995 between Kilovac and Dan McAllister is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)

10.23 Employment Agreement dated as of October 11, 1995 between Kilovac and Pat McPherson is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.24 Employment Agreement dated as of October 11, 1997 between Kilovac and Rick Danchuk is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.25 Employment Agreement dated as of October 11, 1997 between Kilovac and Robert A. Helman is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-38209)
10.26 Asset Purchase Agreement dated as of November 30, 1997 by and between the Company and Genicom Corporation is incorporated by reference to Report on Form 8-K (File number 333-38209)
10.27+ Stock Purchase Agreement dated as of October 31, 1997 by and between the Company and Societe Financiere D'Investissements Dans L'Equipement et la Construction Electrique, S.A., the sole stockholder of IBEX Aerospace Technologies, Inc. is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.28+ Asset Purchase Agreement dated May 6, 1998, between Kilovac Corporation, Zerubavel Heifetz, Cesar Marestaing and Wilmar Electronics, Inc. is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.29+ Asset Purchase Agreement dated as of July 24, 1998, by and between the Company and Cornell-Dubilier Electronics, Inc.
10.30 Voting Agreement dated as of March 10, 1998, by and among RF Acquisition Corp., Werner E. Neuman and James A. Steinback is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.31+ Credit Agreement dated as of June 19, 1998, among the Company, Parent, Bank of America National Trust and Savings Association and certain other lending institutions from time to time a party thereto is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.32+ Pledge Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on form 10-K (File Number 333-38209)
10.33+ Subsidiary Guarantee dated as of June 19, 1998 by Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to
         Report on Form 10-K (File Number 333-38209)
10.34+ Security Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.35+ Stock Purchase Agreement dated March 19, 1999, by and among Products Unlimited Corporation, the Stockholders of Products Unlimited Corporation and the Company is incorporated herein by reference to Report on Form 8-K (File Number 333-38209)
10.36+ Amended and restated Credit Agreement among Parent, the Company, various lenders, NationsBank, N.A., as an Issuing Lender and Swingline Lender, and NationsBank, N. A., as the Administrative Agent, is incorporated herein by reference to Report on Form 8-K (File Number 333-38209)
10.37+ Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on Form 8-K (File Number 333-38209)
10.38+ Amended and restated Security Agreement among Parent, the Company, certain subsidiaries of the Company and Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to report on Form 8-K (File Number 333-38209)
10.39+ Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K (File Number 333-38209)
10.40 First Amendment and Waiver to Credit Agreement, among Parent, the Company, various lenders, Bank of America N. A., as Administrative Agent.
11.1 Statement re-Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
12.1     Computation of Ratio of Earnings to Fixed Charges
21.1 Subsidiaries of the Company, Kilovac, Corcom and Products Unlimited as of December 31, 1999
24.1     Powers of Attorney
27       Financial Data Schedule for the fiscal year ended December 31, 1999
99.1 Press release dated March 22, 1999, published by the registrant is incorporated herein by reference to Report on Form 8-K (File Number 333-38209).

+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of Regulation S-K.