Form 10-Q
period 2000-03-31
COMMUNICATIONS INSTRUMENTS INC
filed 2000-05-12
CIK 1053916

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                TRANSITION PERIOD FROM___________TO___________

                            CII TECHNOLOGIES, INC.
                              (formerly known as
                       COMMUNICATIONS INSTRUMENTS, INC.)
            (Exact name of registrant as specified in its charter)

             North Carolina                            56-182-82-70
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     1200 Ridgefield Blvd., Suite 200,                      28806
        Asheville, North Carolina                         (Zip Code)
 (Address of principal executive offices)

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

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                             March 31,      December 31,
                                                                               2000            1999
                                                                          --------------- ----------------
                                                                            (Unaudited)         (1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $    178        $  6,045
  Accounts receivable (less allowance for doubtful accounts:
       March 31, 2000 - $776, 1999 - $621)                                      27,427          23,658
  Inventories                                                                   27,521          27,498
  Deferred income taxes                                                          2,472           2,471
  Cash restricted for environmental remediation                                    233             233
  Environmental settlement receivable                                            1,250           1,250
  Other current assets                                                           2,214           2,232
                                                                          ------------    ------------
        Total current assets                                                    61,295          63,387
                                                                          ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, net                                              39,559          40,747
                                                                          ------------    ------------
OTHER ASSETS:
  Goodwill (net of accumulated amortization: March 31, 2000  - $4,560
           1999 - $3,985)                                                       64,317          64,892
  Intangible assets, net                                                        29,818          30,537
  Other noncurrent assets                                                          463             462
                                                                          ------------    ------------
        Total other assets                                                      94,598          95,891
                                                                          ------------    ------------
TOTAL ASSETS                                                                  $195,452        $200,025
                                                                          ============    ============
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                             $14,693         $13,141
  Accrued interest                                                               1,633           4,192
  Other accrued liabilities                                                      7,922           7,842
  Current portion of long-term debt                                              7,206           7,694
                                                                          ------------    ------------
        Total current liabilities                                               31,454          32,869

LONG-TERM DEBT                                                                 180,987         182,975
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                          1,953           1,953
DUE TO PARENT                                                                    1,891           1,866
DEFERRED INCOME TAXES                                                           13,433          13,733
OTHER LIABILITIES                                                                  418             455
                                                                          ------------    ------------
        Total liabilities                                                      230,136         233,851
                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
  Common stock, $.01 par value, 1,000 shares authorized,
       issued and outstanding                                                        -               -
  Additional paid in capital                                                    22,317          22,317
  Accumulated deficit                                                          (56,825)        (56,019)
  Accumulated other comprehensive loss                                            (176)           (124)
                                                                          -------------   -------------
        Total stockholder's deficiency                                         (34,684)        (33,826)
                                                                          -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                $195,452        $200,025
                                                                          =============   =============

(1) Derived from December 31, 1999 audited consolidated financial statements

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

                                                       Three months ended
                                                    --------------------------
                                                    March 31,        March 31,
                                                      2000             1999
                                                    --------         --------
Net sales                                           $ 48,174         $ 33,852
Cost of sales                                         36,077           24,327
                                                    --------         --------
   Gross profit                                       12,097            9,525

Operating expenses:

  Selling expenses                                     3,345            2,808
  General and administrative expenses                  3,170            2,637
  Research and development expenses                      457              384
  Amortization of goodwill and other intangibles       1,233              755
                                                    --------         --------
    Total operating expenses                           8,205            6,584
                                                    --------         --------

Operating income                                       3,892            2,941


Interest expense                                      (4,859)          (3,645)
Other income (expense), net                                2              (10)
                                                    --------         --------
Loss before income taxes                                (965)            (714)

Benefit from income taxes                               (159)            (139)
                                                    --------         --------
Net loss                                                (806)            (575)

Other comprehensive loss:

Foreign currency translation adjustment                  (52)             (83)
                                                    --------         --------
Other comprehensive loss                                 (52)             (83)
                                                    --------         --------
Comprehensive loss                                  $   (858)        $   (658)
                                                    ========         ========




See notes to unaudited condensed consolidated financial statements


CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       -------------------------
                                                                                          2000           1999
                                                                                       ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $ (806)         $ (575)

Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                         3,819           2,424
   Deferred income taxes                                                                  (300)           (276)
Changes in operating assets and liabilities, net of
  effects of acquisitions:
  Increase in accounts receivable                                                       (3,769)         (1,976)
  (Increase) decrease in inventories                                                       (23)            752
  Decrease in other current assets                                                          18               5
  Increase in accounts payable                                                           1,552              91
  Increase in accrued liabilities                                                          866             789
  Decrease in accrued interest                                                          (2,559)         (2,315)
  Changes in other assets and liabilities                                                  (24)            (52)
                                                                                        ------          ------
          Net cash used in operating activities                                         (1,226)         (1,133)
                                                                                        ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired                                           (786)         (60,125)
  Purchases of property, plant and equipment                                            (1,128)           (656)
  Other investing activities                                                                (5)              -
                                                                                        ------          ------
         Net cash used in investing activities                                          (1,919)        (60,781)
                                                                                        ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (repayments) borrowings under line of credit                                        (100)          4,305
  Borrowings under long-term debt agreements                                                 -          55,000
  Principal payments under long-term debt agreements                                    (2,363)         (1,000)
  Payment of loan fees                                                                    (211)         (1,656)
  Payment of capital lease obligations                                                     (13)            (16)
  Advances from Parent                                                                      25              87
  Additional paid-in capital (from Parent)                                                   -           5,000
  Other                                                                                    (60)            (67)
                                                                                        ------          ------
          Net cash (used in) provided by financing activities                           (2,722)         61,653
                                                                                        ------          ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (5,867)           (261)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           6,045             469
                                                                                        ------          ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  178          $  208
                                                                                        ======          ======



See notes to unaudited condensed consolidated financial statements

CII Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands except share amounts)


1.   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CII Technologies, Inc. (formerly known as Communications Instruments, Inc.) and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Kilovac Corporation ("Kilovac"), which became a wholly owned subsidiary on September 18, 1997, Electro-Mech S.A. ("Electro-Mech"), Corcom, Inc. ("Corcom"), which became a wholly owned subsidiary on June 19, 1998, and Products Unlimited Corporation ("Products"), which became a wholly owned subsidiary on March 19, 1999, operate facilities in Carpenteria, California (Kilovac), Juarez, Mexico (Electro-Mech and Corcom), Libertyville, Illinois (Corcom), Sterling and Prophetstown, Illinois (Products), Sabula and Guttenburg, Iowa (Products) and Munich, Germany (Corcom). The Company also has the CII Division, which operates in North Carolina and the Hartman Division, which operates in Ohio.

The interim financial data as of and for the quarters ended March 31, 2000 and March 31, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1999 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements. Certain reclassifications have been made to the 1999 financial information in order to conform with the 2000 presentation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 as well as the other information included in the Company's annual report filed on Form 10-K. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 2000 or any other interim period.

2.   Recapitalization, Acquisitions and Joint Ventures

Recapitalization

On September 18, 1997, the Company entered into a series of recapitalization transactions (collectively the "Transactions"). The Transactions are described below.

Code, Hennessy & Simmons III, L.P., certain members of Company management and certain other investors acquired approximately 87% of the capital stock of CIIT Holdings, Inc. (formerly known as CII Technologies Inc.), a Delaware Corporation (the "Parent"). CII Technologies, Inc. (formerly known as Communications Instruments, Inc.) is a wholly owned subsidiary of the Parent. Certain of the Parent's existing stockholders, including certain members of management, retained approximately 13% of the Parent's capital stock (collectively, the "Recapitalization").

Concurrently, the Company issued $95.0 million of 10% Senior Subordinated Notes due 2004 (the "Old Notes") pursuant to an Indenture, dated September 18, 1997, by and among CII Technologies, Inc. (formerly known as Communications Instruments, Inc.), Kilovac, Kilovac

International, Inc. ("Kilovac International") and Norwest Bank Minnesota, National Association (the "Indenture") through a private placement offering permitted by Rule 144A of the Securities Act of 1933, as amended (the "Offering"). On January 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the registration of its 10% Senior Subordinated Notes due 2004, Series "B" (the "Notes") to be issued in exchange for the Old Notes (the "Exchange"). The registration statement became effective on January 30, 1998 and the Exchange was completed on March 9, 1998.

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

Products Unlimited

On March 19, 1999, the Company purchased all of the outstanding equity securities of Products (the "Products Acquisition"), a manufacturer and marketer of relays, transformers, and contactors primarily for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for the outstanding capital stock of Products. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued approximately $786 in accordance with the terms of the agreement which was then paid in February 2000. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

Cornell Dubilier

On July 24, 1998, the Company purchased certain assets and assumed certain liabilities of the Cornell Dubilier electronics relay division ("CD") for $848 (the "CD Acquisition"). During 1998, CD was consolidated into the Company's Midtex factory located in Juarez, Mexico. The CD Acquisition was financed through a draw on the Company's Senior Credit Facility.

Pro forma financial information is not presented relating to the CD Acquisition, as this entity was not a significant subsidiary of the Company in 1998.

Corcom, Inc.

On June 19, 1998, the Company acquired all of the outstanding capital stock of Corcom, an Illinois corporation, pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Corcom Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid-in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

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

Under the terms of the purchase agreement with Genicom, the Company was entitled to recover up to $500 for inventory unsold or unused during the two years following the acquisition. In December 1999, the Company submitted a claim against Genicom for the $500. In March 2000,

Genicom filed a Chapter 11 bankruptcy petition in Federal Bankruptcy Court. As a result, the Company recorded a valuation reserve of $500 against this receivable in 1999.

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

In September 1999, the Company and the sellers agreed to adjust the purchase price of ibex and reduce the note payable by $400. The remaining note payable of $450 was repaid by the Company in September 1999. The reduction in purchase price resulted in a reduction of goodwill.

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

On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.7 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($468, net of tax at March 31, 2000 and December 31, 1999) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

Pro forma financial information is not presented relating to the purchase of the remaining 20% ownership of Kilovac as Kilovac's accounts have been consolidated into the Company's financial statements since October 1995.

The following summarizes the purchase price allocations as the respective dates of acquisitions:

                              Kilovac          ibex             GRD            Wilmar        Corcom        CD           Products
                             Purchase        Acquisition     Acquisition     Acquisition     Merger    Acquisition     Acquisition
Current assets                    $47             $1,041          $3,887            $381     $12,904          $505         $14,320
Property, plant and equipment     169                150           2,045              80       7,374            82          21,427
Intangibles and other assets    4,577              1,493              24           2,023      35,777           380          40,692
Liabilities assumed              (293)              (965)         (1,273)           (356)    (11,005)         (119)        (17,078)
                               ------             ------          ------          ------     -------          ----         -------
Purchase price, net of
  acquired cash                $4,500             $1,719          $4,683          $2,128     $45,050          $848         $59,361
                               ======             ======          ======          ======     =======          ====         =======

The following unaudited first quarter of 1999 pro forma financial information shows the results of operations as though the Products Acquisition occurred as of January 1, 1999. These results include, but are not limited to, the straight-line amortization of excess purchase price over the net assets acquired over a thirty-year period and an increase in interest expense as a result of the debt borrowed to finance the transactions.

                       Three Months ended
                         March 31, 1999
                         --------------
Net sales                    $49,099
Operating income               4,766
Net loss                        (200)

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Products Acquisition taken place on January 1, 1999 or (ii) future results of operations of the combined businesses.

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd (the "Chinese Joint Venture"). Each party holds 50% of the shares of the new company. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relays, filters and sub-assemblies. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. The investment in the Chinese Joint Venture at December 31, 1999 and March 31, 2000 was $164 and $166, respectively.

In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The investment in the joint venture at December 31, 1999 and March 31, 2000 was $116 and $114, respectively.

3.   Inventories

Components of inventory are as follows:

                               March 31,     December 31,
                                 2000           1999
                                 ----           ----
Finished goods                  $6,967          $7,446
Work-in-process                  9,769           8,715
Raw materials and supplies      17,295          18,168
Reserve for obsolescence        (6,510)         (6,831)
                               -------         -------
Total                          $27,521         $27,498
                               =======         =======

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

The Company's long-term debt at March 31, 2000 consists primarily of the $95.0 million Notes and revolving loans of $12.5 million and term loans of $80.6 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Inc., Corcom, Inc., Products Unlimited Corporation, Marc Industries, Inc., SOL Industries, Inc., and GW Industries, Inc. have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. CII Technologies, Inc. (formerly known as Communications Instruments, Inc.), its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc., Corcom, Inc., Products Unlimited Corporation, Marc Industries, Inc., SOL Industries, Inc., GW Industries, Inc. and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

Interest on the 10% Senior Subordinated Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part, at any time on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of the redemption. In addition, at any time prior to September 15, 2000, the Company may at its option, with the net cash proceeds of an Equity Offering (as defined in the Indenture), redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption.

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. At March 31, 2000, LIBOR borrowing rates ranged from 8.4375% to 9.8125%. At March 31, 2000, the base rate-borrowing rate was 10.75%. The weighted average borrowing rate, calculated based on borrowings outstanding at March 31, 1999 and March 31, 2000 under base rate and LIBOR loans was 8.03% and 9.29%, respectively.

The Senior Credit Facility provides a line of credit of $25.0 million due on June 19, 2003, a Tranche A term loan with a remaining balance of $26.6 million due in full by June 19, 2003, and a Tranche B Term Loan of $54.0 million due in full by March 15, 2004. The Tranche A term loan is payable as follows: $4.9 million remaining in 2000, $7.8 million in 2001, $9.3 million in 2002, $4.6 million in 2003. The Tranche B term loan is payable as follows: $413 remaining in 2000, $550 in 2001, $550 in 2002, $26.7 million in 2003 and $25.8 million in
2004.

The terms of the Senior Credit Facility and the Indenture place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility has a Mandatory prepayment clause based upon a calculation of excess cash flow (as defined in the Senior Credit Facility). The first excess cash payment was made on March 30, 2000 in the amount of $850. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of March 31, 2000, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility were $100 at March 31, 2000 and December 31, 1999.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of March 31, 2000, the Company had available unused borrowing capacity of approximately $12.4 million under the Senior Credit Facility.

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

On May 11, 1995, the Company reached a settlement with the Prior Owner. In accordance with the Settlement Agreement, the Prior Owner has placed $1.75 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and start-up of a groundwater remediation system at the Fairview facility. The Company is responsible for investigation, soil remediation and start-up costs in excess of the escrowed amount, if any. The Settlement Agreement further provides that after the groundwater remediation system has been operating at 90% of its intended capacity for three years, the Company will provide to the Prior Owner an estimate of the then present value of the cost to continue operating and maintaining the system for an additional 27 years. After receiving the estimate, the Prior Owner is to deposit with the escrow agent an additional sum equal to 90% of the estimate, up to a maximum of $1.25 million, unless it provides a substantially lower estimate. In that case, any substantial differences are to be resolved through negotiation or expedited arbitration. The Company has reflected the present value of the receivable, discounted at 5% ($1.25 million at December 31, 1999 and March 31, 2000, respectively) and the escrowed cash as restricted assets.

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

Total amounts estimated to be paid related to environmental liabilities are approximately $3.6 million calculated as follows at March 31, 2000:

     2000                           $  130
     2001                              130
     2002                              130
     2003                              130
     2004                              130
     Thereafter                      2,990
                                    ------
                                     3,640
     Discount to present value      -1,687
                                    ------

     Liability at present value     $1,953
                                    ======

Assets recorded in relation to the above environmental liabilities are approximately $1.48 million at December 31, 1999 and March 31, 2000, respectively.

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

6.   Segment Disclosure

The Company has five business units which have separate management teams and infrastructures that offer electronic products. These business units have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays and power relays, high voltage and power switching relays, solenoids and other electronic products. SIG includes Corcom, Products and the Midtex Brand. The SIG group manufactures RFI filters, general purpose relays, transformers and definite purpose contactors.

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

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          2000              1999
                                                                                          -----             ----
   Net sales:
     High Performance Group                                                             $ 19,251          $ 20,319
     Specialized Industrial Group                                                         29,131            13,706
     Intersegment elimination (1)                                                           (208)             (173)
                                                                                        --------          --------
   Consolidated net sales                                                               $ 48,174          $ 33,852
                                                                                        ========          ========

   Operating income:
     High Performance Group                                                             $  2,877          $  2,596
     Specialized Industrial Group                                                          1,862             1,141
     Corporate                                                                              (847)             (796)
                                                                                        --------          --------
   Consolidated operating income                                                           3,892             2,941
                                                                                        --------          --------

   Interest expense                                                                       (4,859)           (3,645)
   Other income (expense), net                                                                 2               (10)
                                                                                        --------          --------

   Consolidated loss before income taxes                                                $   (965)         $   (714)
                                                                                        ========          ========

   Depreciation and amortization expense:
     High Performance Group                                                             $  1,255          $  1,196
     Specialized Industrial Group                                                          2,282             1,021
     Corporate                                                                                 3               -
                                                                                        --------          --------
                                                                                           3,540             2,217
     Amortization of debt issuance costs (2)                                                 279               207
                                                                                        --------          --------
   Consolidated depreciation and amortization expense                                   $  3,819          $  2,424
                                                                                        ========          ========

   Purchases of property, plant and equipment:
     High Performance Group                                                             $    686          $    436
     Specialized Industrial Group                                                            432               220
     Corporate                                                                                10                -
                                                                                        --------          --------
   Consolidated capital expenditures                                                    $  1,128          $    656
                                                                                        ========          ========

                                                                                        March 31,        December 31,
                                                                                          2000              1999
                                                                                        --------          --------

   Assets:
     High Performance Group                                                             $ 60,538          $ 59,769
     Specialized Industrial Group                                                        129,547           128,787
     Corporate                                                                             5,367            11,469
                                                                                        --------          --------
   Consolidated assets                                                                  $195,452          $200,025
                                                                                        ========          ========

(1)  - represents net sales between HPG and SIG
(2) - included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments

7.   New Accounting Pronouncements

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

8.   Subsequent Event

On April 13, 2000, the Company announced the relocation of its Midtex Product Lines from its Juarez, Mexico facility. These product lines will be merged into existing Company divisions and Joint Ventures facilities. The relocations are planned to begin in 2000. The estimated costs of the product line relocations, including employee separation costs and preparing current facilities for the relocation, are approximately $850. Management expects substantially all of these costs to be expensed during the second quarter of 2000.

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Some of the matters discussed below and elsewhere herein contain forward-looking statements regarding the future performance of the Company and future events. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this quarterly report as well as in the Registrant's Annual Report for the year ended December 31, 1999 on Form 10-K.

Overview

On April 13, 2000, the Company announced the relocation of its Midtex Product Lines from its Juarez, Mexico facility. These product lines will be merged into existing Company divisions and Joint Ventures facilities. The relocations are planned to begin in 2000. The estimated costs of the product line relocations, including employee separation costs and preparing current facilities for the relocation, are approximately $850. Management expects substantially all of these costs to be expensed during the second quarter of 2000.

In March 1999, the Company purchased all of the outstanding equity securities of Products, a manufacturer and marketer of relays, transformers, and contactors primarily for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for all of the outstanding capital stock of Products. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued approximately $786,000 in accordance with the terms of the agreement which was then paid in February 2000. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

In July 1998, the Company purchased certain assets and assumed certain liabilities of Cornell Dublier's electronics relay division ("CD") for $848,000 (the "CD Acquisition"). The CD Acquisition was financed with a draw on the Company's Senior Credit Facility.

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

In December 1997, the Company purchased certain assets and assumed certain liabilities of Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for $4.7 million (the "GRD Acquisition"). The Company financed the GRD Acquisition with funds borrowed on the Old Senior Credit Facility. Under the terms of the purchase agreement with Genicom, the Company was entitled to recover up to $500,000 for inventory unsold or unused during the two years following the acquisition. In December 1999, the Company submitted a claim against Genicom for $500,000. In March 2000, Genicom filed a Chapter 11 bankruptcy petition in Federal Bankruptcy Court. As a result, the Company recorded a valuation reserve of $500,000 against this receivable in 1999.

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

                                                           Three Months Ended
                                                                 March 31
                                                           -------------------
                                                            2000          1999
                                                           -----         -----
Net sales                                                  100.0%        100.0%
Cost of sales                                               74.9%         71.9%
Gross profit                                                25.1%         28.1%
Selling expenses                                             6.9%          8.3%
General and administrative expenses                          6.6%          7.8%
Research and development expenses                            0.9%          1.1%
Amortization of goodwill and other intangibles               2.6%          2.2%
Operating income                                             8.1%          8.7%


Discussion of Consolidated Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales of the Company for the quarter ended March 31, 2000, increased $14.3 million, or 42.3%, to $48.2 million from $33.9 million for the corresponding period in 1999. Excluding the effect of the Products Acquisition, net sales of the Company for the quarter ended March 31, 2000, increased $570,000, or 1.8%, to $32.3 million from $31.7 million for the corresponding period in 1999. This increase is due primarily to (i) a strong automatic test equipment market,
(ii) a recovering military/defense market, (iii) a strong communications market, and (iv) growth in the industrial equipment market partially offset by (v) continued price pressure in an increasingly competitive global market place (vi) an expected slow down in the commercial airframe market and (vii) a slower than expected ramp up of production to meet customer demand.

Gross profit of the Company for the quarter ended March 31, 2000, increased $2.6 million, or 27.0%, to $12.1 million from $9.5 million for the corresponding period in 1999. Gross profit as a percentage of net sales decreased to 25.1% from 28.1% for the same period in 1999. Excluding the effect of the Products Acquisition, gross profit of the Company for the quarter ended March 31, 2000, increased $380,000, or 4.2%, to $9.5 million from $9.1 million for the corresponding period in 1999. Excluding the effect of the Products Acquisition, gross profit as a percentage of net sales increased to 29.5% from 28.8% for the corresponding period in 1999. The increase in gross margin as a percentage of net sales is due primarily to (i) cost incurred in the quarter ended March 31, 1999 of approximately $250,000 for a portion of the costs of relocating the Waynesboro, VA facility, (ii) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (iii) higher sales volume and (iv) continued cost reductions partially offset by (v) continued price pressure in an increasingly competitive global market place (vi) unfavorable foreign exchange rates and (vii) costs associated with a slower than expected ramp up of production to meet higher customer demand.

Selling expenses for the Company for the quarter ended March 31, 2000, increased $537,000, or 19.1%, to $3.3 million from $2.8 million for the same corresponding period in 1999. Selling expenses as a percentage of net sales decreased to 6.9% from 8.3% in the same period in 1999. Excluding the effect of the Products Acquisition, selling expenses for the Company for the quarter ended March 31, 2000, increased $1,000 to $2.7 million. Excluding the effect of the Products Acquisition, selling expenses as a percentage of net sales decreased to 8.4% from 8.6% for the same period in 1999. This decrease in selling expenses as a percentage of net sales is due primarily to a restructuring of commissions and the control of fixed costs.

General and administrative expenses for the Company for the quarter ended March 31, 2000, increased $533,000, or 20.2%, to $3.2 million from $2.6 million in 1999. General and administrative expenses as a percentage of net sales decreased to 6.6% from 7.8% for the corresponding period in 1999. Excluding the effect of the Products Acquisition, general and administrative expenses for the Company for the quarter ended March 31, 2000 increased $38,000, or 1.5%. Excluding the effect of the Products Acquisition, general and administrative expenses as a percentage of net sales remained the same at 8.2% for the corresponding period in 1999.

Research and development expenses for the Company for the quarter ended March 31, 2000, increased $73,000, or 19.0%, to $457,000 from $384,000 for the corresponding period in 1999. Excluding the effect of the Products Acquisition, research and development expenses for the quarter ended March 31, 2000, decreased $7,000, or 1.9%, to $371,000 from $378,000 for the corresponding period in 1999.

Amortization of goodwill and other intangibles for the Company for the quarter ended March 31, 2000, increased $478,000, or 63.3%, to $1.2 million from $755,000 for the corresponding period in 1999. Excluding the effect of the Products Acquisition, amortization of goodwill and other intangibles for the Company for the quarter ended March 31, 2000, decreased $2,000, or 0.3%, to $672,000 from $674,000 for the corresponding period in 1999.

Interest expense of the Company for the three months ended March 31, 2000, increased $1.2 million, or 33.3%, to $4.9 million from $3.6 million for the corresponding period in 1999. The increase was due primarily to the increased debt levels associated with financing the Products Acquisition and an increase in interest rates partially offset by lower debt.

The income tax benefit of the Company for the three months ended March 31, 2000 was 16.5% of loss before income taxes as compared to 19.5% of loss before income taxes for the corresponding period in 1999. The decreased benefit percentage is due primarily to the goodwill amortization not deductible for tax purposes of the Products Acquisition.

Segment Discussion

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

High Performance Group

Net sales of HPG decreased by $1.1 million, or 5.3%, to $19.3 million from $20.3 million for the corresponding period in 1999. This decrease is due primarily to
(i) a slower than expected ramp up of production to meet customer demand driven by a strong automatic test market, and a recovering military/defense market,
(ii) an expected slow down in the commercial airframe market and (iii) continued price pressure in an increasingly competitive global market place.

Operating income of HPG increased $281,000, or 10.8%, to $2.9 million from $2.6 million for the same period in 1999. Operating income of HPG as a percentage of net sales of HPG increased to 14.9% from 12.8% for the same period in 1999. The increase in operating income as a percentage of net sales is due primarily to
(i) a charge in the quarter ended March 31, 1999 of approximately $300,000 for a portion of the costs of relocating the Waynesboro, VA facility, (ii) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (iii) higher sales volume in some of the product lines,
(iv) control of fixed costs, (v) continued cost reductions partially offset by
(vi) continued price pressure in an increasingly competitive global marketplace and (vii) costs associated with a slower than expected ramp up of production to meet customer demands.

Specialized Industrial Group

Net sales of SIG increased $15.4 million, or 112.5%, to $29.1 million from $13.7 million for the same period in 1999. Excluding the effect of the Products Acquisition, net sales of SIG increased $1.7 million, or 14.8%, to $13.2 million from $11.5 million for the same period in 1999. This increase is due primarily to (i) a strong communications market, and (ii) growth in the industrial market partially offset by (iii) continued price pressure in an increasingly competitive global marketplace.

Operating income of SIG increased $721,000, or 63.2%, to $1.9 million from $1.1 million for the same period in 1999. Operating income of SIG as a percentage of SIG net sales decreased to 6.4% from 8.3% for the same period in 1999. Excluding the effect of the Products Acquisition, operating income of SIG increased $229,000 or 23.8%, to $1.2 million from $964,000 for the corresponding period in 1999. Excluding the effect of the Products Acquisition, operating income of SIG as a percentage of SIG net sales increased to 9.0% from 8.3% for the same period in 1999. This increase in operating income as a percentage of net sales is due primarily to (i) higher sales volumes, (ii) continued cost reductions, and (iii) control of fixed costs partially offset by (iv) continued price pressure in an increasingly competitive global marketplace and (v) unfavorable foreign exchange rates.

Liquidity and Capital Resources

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. At March 31, 2000, the Company had available unused borrowing capacity of approximately $12.4 million under the Senior Credit Facility.

The Company expects that capital expenditures for the remainder of fiscal 2000 will be approximately $3.8 million.

Cash Used in Operating Activities

For the three months ended March 31, 2000, cash used in operating activities was $1.2 million, compared to $1.1 million for the same period in 1999. The increase in cash used in operations was primarily due to (i) an increase in accounts receivable due to higher revenues in the first quarter of 2000 as compared to the fourth quarter of 1999 at comparable days' sales outstanding, (ii) a slight increase in inventory, (iii) higher interest expense due to increased interest rates partially, offset by an increase in accounts payable.

The days' sales outstanding for accounts receivable was approximately 47.0 trade days at December 31, 1999 and approximately 47.3 at March 31, 2000. The Company continually focuses on increasing its collection efforts.

The Company's inventories of $27.5 million remained substantially the same from December 31, 1999 to March 31, 2000. Inventory turns were 5.3 at March 31, 2000 and 4.6 at December 31, 1999. The Company continues to focus on improving its inventory management.

The Company's accounts payable increased from $13.1 million at December 31, 1999 to $14.7 million at March 31, 2000.

Cash Used in Investing Activities

Capital expenditures were $1.1 million for the three months ended March 31, 2000 and $656,000 million for the corresponding period in 1999. Of this increase in capital expenditures, approximately $230,000 is attributable to Products. Acquisition spending totaled $786,000 for the three months ended March 31, 2000 and $60.1 million for the three months ended March 31, 1999 due to the Products Acquisition.

Cash Flows from Financing Activities

Cash used in financing activities for the three months ended March 31, 2000 was $2.7 million compared to cash provided by financing activities of $61.7 million for the same period in 1999. This decrease is due primarily to financing the Products Acquisition through additional borrowings under the amended Senior Credit Facility as well as additional paid-in capital from the Parent in 1999.

Adjusted EBITDA

Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, and before any gain (loss) on disposal of assets, adjusted for extraordinary, unusual, and nonrecurring items, non cash charges resulting from the Parent Stock options granted, and additional charges to cost of sales and general and administrative costs resulting from the fair value adjustments to inventory and fixed assets pursuant to Accounting Principles Board Opinion Nos. 16 and 17. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA the same.

Adjusted EBITDA increased to $7.5 million for the three months ended March 31, 2000 from $5.2 million for the corresponding period in 1999. Adjusted EBITDA increased due to the inclusion of Products for the entire quarter of 2000. EBITDA was also impacted by (i) costs in 1999 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume, (iii) continued costs reductions and (iv) control of fixed costs, partially offset by (v) continued price pressure in an increasingly competitive global marketplace, (vi) unfavorable exchange rates and (vii) costs associated with a slower than expected ramp up of production to meet customer demand.

Inflation

The Company does not believe inflation had any material effect on the Company's business during 1997 and 1998. However, the Company does believe that inflation began to have an unfavorable impact on the Company's business during 1999 due to a tighter U. S. labor market which the Company believes has caused labor costs to increase at a higher percentage level than in previous years.

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

The Company engages in neither speculative nor derivative financial or trading activities

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $26.6 million at March 31, 2000, Tranche B with a balance of $54.0 million at March 31, 2000 and $12.5 million outstanding on the Revolving Credit Facility which bears interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or Eurodollar Rate plus an applicable margin. While changes in the Reference Rate or the Eurodollar Rate could affect the cost of funds borrowed in the near future, only $12.0 million of the Revolving Credit Facility at March 31, 2000 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. The Company, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

In September 1997, the Company consummated an offering of $95,000,000 aggregate principal amount of 10% Senior Subordinated Notes (the "Notes:), due 2004, (the "Offering"). Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part at any time, on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of redemption. In addition, at any time prior to September 15, 2000, the Company may, at its option, with the net cash proceeds of an equity offering (as defined in the Indenture), redeem up to 33.3% in aggregate principal amount of the Notes at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, provided that not less than $63.4 million aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption.

The Company's Notes are at a fixed interest rate of 10%. As a result, a change in the fixed rate interest market would change the estimated fair market value of its fixed rate long term bond debt. The Company believes that a 10% change in the long term interest rates would not have a material effect on the Company's financial conditions, results of operations or cash flows.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive loss, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $52,000 in the three months ended March 31, 2000 compared to $83,000 in the comparable period of 1999.

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

     See Index of Exhibits.

The Company did not file any current reports on Form 8-K for the quarterly period ended March 31, 2000.

                                  SIGNATURES

                                              CII Technologies, Inc.
                                                (formerly known as
                                        Communications Instruments, Inc.)


May 12, 2000                                 /s/ Michael A. Steinback
-------------                      ------------------------------------------
Date                                           Michael A. Steinback
                                      President and Chief Executive Officer


May 12, 2000                                /s/  Richard L. Heggelund
-------------                      ------------------------------------------
Date                                           Richard L. Heggelund
                                    Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------------------------------------
2.1+      Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated herein by reference to Report on Form 8-K
          (File Number 333-38209).
3.1       Articles of Incorporation of the Company is incorporated herein by reference to Registration Statement on Form S-4
          (File Number 333-38209)
3.2       By-laws of the Company is incorporated herein by reference to
          Registration Statement on Form S-4
          (File Number 333-38209)
3.3       Articles of Amendment of the Company
4.1       Indenture dated as of September 18, 1997 by and among the Company,
          Kilovac, Kilovac International and Norwest Bank Minnesota, National
          Association, is incorporated herein by reference to Registration
          Statement on Form S-4
          (File Number 333-38209)
4.2       Purchase Agreement dated as of September 12, 1997 between the Company,
          Kilovac and Kilovac International and BancAmerica Securities, Inc. and
          Salomon Brothers, Inc., is incorporated herein by reference to
          Registration Statement on Form S-4
          (File Number 333-38209)
4.3       Registration Rights Agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and BancAmerica
          Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Forms S-4
          (File number 333-38209)
4.4       Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc.
          and Norwest Bank Minnesota, National Association is incorporated herein by reference to Report on Form 10-K
          (File Number 333-38209)
10.1      Employment Agreement dated as of May, 1993 between the Company and
          Ramzi A. Dabbagh is incorporated herein by reference to Registration
          Statement on Form S-4
          (File Number 333-38209)
10.2      Employment Agreement dated as of May, 1993 between the Company and G.
          Dan Taylor is incorporated herein by reference to Registration
          Statement on Form S-2
          (File Number 333-38209)

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


          and Savings Association is incorporated herein by reference to Report on Form 10-K
          (File Number 333-38209)
10.34+    Security Agreement dated as of June 19, 1998, among Parent, the
          Company, Kilovac, Kilovac International and Corcom, Inc. in favor of
          Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
          (File Number 333-38209)
10.35+    Stock Purchase Agreement dated March 19, 1999, by and among Products
          Unlimited Corporation, the Stockholders of Products Unlimited
          Corporation and the Company is incorporated herein by reference to
          Report on Form 8-K
          (File Number 333-38209)
10.36+    Amended and restated Credit Agreement among Parent, the Company, various lenders, NationsBank, N.A., as an Issuing Lender and Swingline
          Lender, and NationsBank, N. A., as the Administrative Agent, is
          incorporated herein by reference to Report on Form 8-K
          (File Number 333-38209)
10.37+    Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on Form 8-K
          (File Number 333-38209)
10.38+    Amended and restated Security Agreement among Parent, the Company, certain subsidiaries of the Company and Bank of America National Trust
          and Savings Association, as collateral agent, is incorporated herein by reference to report on Form 8-K
          (File Number 333-38209)
10.39+    Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America
          National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K
          (File Number 333-38209)
10.40     First Amendment and Waiver to Credit Agreement, among Parent, the
          Company, various lenders, and Bank of America N. A., as Administrative
          Agent is incorporated herein by reference to report on Form 10K. (File
          Number 333-38209).
10.41     Second Amendment to Credit Agreement, among Parent, the Company, various lenders, and Bank of America N. A., as Administrative Agent.
11.1      Statement re-Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
27        Financial Data Schedule for the three months ended March 31, 2000

+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of Regulation S-K.