Form 10-Q
period 2000-06-30
COMMUNICATIONS INSTRUMENTS INC
filed 2000-08-11
CIK 1053916

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

       (Mark One)


       [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED JUNE 30, 2000

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

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                             June 30,               December 31,
                                                                               2000                     1999
                                                                        ------------------       -------------------
                                                                            (Unaudited)                  (1)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                              $              358       $             6,045
 Accounts receivable (less allowance for doubtful accounts:
        June 30, 2000 - $642, 1999 - $621)                                          28,384                    23,658
 Inventories                                                                        26,511                    27,498
 Deferred income taxes                                                               2,471                     2,471
 Cash restricted for environmental remediation                                         233                       233
 Environmental settlement receivable                                                 1,250                     1,250
 Other current assets                                                                3,014                     2,232
                                                                        ------------------       -------------------
          Total current assets                                                      62,221                    63,387
                                                                        ------------------       -------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                  38,937                    40,747
                                                                        ------------------       -------------------

OTHER ASSETS:
 Goodwill (net of accumulated amortization: June 30, 2000  - $5,138
        1999 - $3,985)                                                              63,739                    64,892
 Intangible assets, net                                                             28,882                    30,537
 Other noncurrent assets                                                               491                       462
                                                                        ------------------       -------------------
          Total other assets                                                        93,112                    95,891
                                                                        ------------------       -------------------

TOTAL ASSETS                                                            $          194,270       $           200,025
                                                                        ==================       ===================

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
 Accounts payable                                                       $           15,204       $            13,141
 Accrued interest                                                                    4,166                     4,192
 Other accrued liabilities                                                           8,959                     7,842
 Current portion of long-term debt                                                   7,496                     7,694
                                                                        ------------------       -------------------
          Total current liabilities                                                 35,825                    32,869

LONG-TERM DEBT                                                                     175,570                   182,975
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                              1,953                     1,953
DUE TO PARENT                                                                        2,509                     1,866
DEFERRED INCOME TAXES                                                               13,133                    13,733
OTHER LIABILITIES                                                                      406                       455
                                                                        ------------------       -------------------
          Total liabilities                                                        229,396                   233,851
                                                                        ------------------       -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
 Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding                                                           -                         -
 Additional paid in capital                                                         22,317                    22,317
 Accumulated deficit                                                               (57,261)                  (56,019)
 Accumulated other comprehensive loss                                                 (182)                     (124)
                                                                        ------------------       -------------------
          Total stockholder's deficiency                                           (35,126)                  (33,826)
                                                                        ------------------       -------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                          $          194,270       $           200,025
                                                                        ==================       ===================

(1) Derived from December 31, 1999 audited consolidated financial statements

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                 Three months ended                    Six Months Ended
                                                          -------------------------------      --------------------------------

                                                            June 30,           June 30,          June 30,            June 30,
                                                              2000               1999              2000                1999
                                                          ------------       ------------      ------------        ------------
Net sales                                                 $     53,255       $     49,277      $    101,429        $     83,129
Cost of sales                                                   39,762             37,450            75,839              61,509
                                                          ------------       ------------      ------------        ------------
   Gross profit                                                 13,493             11,827            25,590              21,620
                                                          ------------       ------------      ------------        ------------
Operating expenses:

   Selling expenses                                              3,404              3,425             6,749               6,233
   General and administrative expenses                           3,082              3,005             6,270               5,611
   Research and development expenses                               479                475               936                 859
   Amortization of goodwill and other intangibles                1,231              1,237             2,464               1,992
   Facility relocation charges                                     800                 65               800                 364
                                                          ------------       ------------      ------------        ------------
     Total operating expenses                                    8,996              8,207            17,219              15,059
                                                          ------------       ------------      ------------        ------------


Operating income                                                 4,497              3,620             8,371               6,561


Interest expense, net                                           (4,908)            (4,706)           (9,767)             (8,351)
Other income (expense), net                                         58                  9                78                  (1)
                                                          ------------       ------------      ------------        ------------

Loss before income taxes                                          (353)            (1,077)           (1,318)             (1,791)

Provision for (benefit from) income taxes                           83               (161)              (76)               (300)
                                                          ------------       ------------      ------------        ------------


Net Loss                                                          (436)              (916)           (1,242)             (1,491)

Other comprehensive loss:

Foreign currency translation adjustment                             (6)               (31)              (58)               (114)
                                                          ------------       ------------      ------------        ------------

Other comprehensive loss                                            (6)               (31)              (58)               (114)
                                                          ------------       ------------      ------------        ------------

Comprehensive loss                                        $       (442)      $       (947)     $     (1,300)       $     (1,605)
                                                          ============       ============      ============        ============

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                                   Six Months Ended June 30,
                                                                                --------------------------------

                                                                                    2000                1999
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $     (1,242)       $     (1,491)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                                        7,244               6,065
   Deferred income taxes                                                                 (600)               (551)
   Gain on sale of assets                                                                 (51)                  -
   Other                                                                                  (28)                  -
Changes in operating assets and liabilities, net of
   effects of acquisitions:
   Increase in accounts receivable                                                     (4,726)               (623)
   Decrease in inventories                                                                987               3,381
   Increase in other current assets                                                      (782)               (301)
   Increase (decrease) in accounts payable                                              2,063              (1,991)
   Increase in accrued liabilities                                                      1,903               1,274
   (Decrease) increase in accrued interest                                                (26)                  7
   Changes in other assets and liabilities                                                (50)               (110)
                                                                                 ------------        ------------
          Net cash provided by operating activities                                     4,692               5,660
                                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash received                                            -             (60,146)
   Proceeds from sale of assets                                                           150                   -
   Purchases of property, plant and equipment                                          (2,499)             (1,990)
   Other investing activities                                                             (13)                  -
   Investment in joint ventures                                                             -                (144)
                                                                                 ------------        ------------
          Net cash used in investing activities                                        (2,362)            (62,280)
                                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment) borrowings under line of credit                                     (3,725)                600
   Borrowings under long-term debt agreements                                               -              55,000
   Principal payments under long-term debt agreements                                  (3,859)             (2,000)
   Payment of loan fees                                                                  (213)             (1,671)
   Payment of capital lease obligations                                                   (19)                (35)
   Advances from parent                                                                   643                 263
   Repayments of amounts owed to former stockholders of subsidiary                       (786)                  -
   Additional paid-in capital (from parent)                                                 -               5,000
   Other                                                                                  (58)                (93)
                                                                                 ------------        ------------

          Net cash (used in) provided by financing activities                          (8,017)             57,064

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (5,687)                444

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          6,045                 469
                                                                                 ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $        358        $        913
                                                                                 ============        ============


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

The interim financial data as of and for the quarters and the six months ended June 30, 2000 and June 30, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1999 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements. Certain reclassifications have been made to the 1999 financial information in order to conform with the 2000 presentation.

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

Products Unlimited

On March 19, 1999, the Company purchased all of the outstanding equity securities of Products (the "Products Acquisition"), a manufacturer and marketer of relays, transformers, and contactors primarily for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for the outstanding capital stock of Products. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued $786 in accordance with the terms of the agreement, which was then paid in February 2000. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

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

Corcom, Inc.

On June 19, 1998, the Company acquired all of the outstanding capital stock of Corcom, an Illinois corporation, pursuant to the merger of RF Acquisition Corp., a newly formed wholly owned subsidiary of the Company, with and into Corcom (the "Corcom Merger"). The Company paid $13.00 per share to the shareholders of Corcom in exchange for the shares received in the Corcom Merger (approximately $51.1 million in the aggregate). The Company used a portion of the proceeds of $48.1 million of borrowings under a $60.0 million credit facility entered into with the Bank of America National Trust and Savings Association on June 19, 1998 (the "Senior Credit Facility"), additional paid-in capital of $5.0 million contributed by the Parent, and $7.4 million in cash from Corcom to finance the Merger, repay $7.4 million of debt under the Old Senior Credit Facility and fund the related merger costs. Corcom is an electromagnetic interference filter manufacturer located in Libertyville, Illinois.

Wilmar Electronics, Inc.

On May 6, 1998, the Company purchased certain assets and assumed certain liabilities of Wilmar Electronics, Inc. ("Wilmar") for approximately $2.1 million (the "Wilmar Acquisition"). Wilmar was a producer of high performance protective relays. Wilmar was consolidated into the Company's Kilovac subsidiary in June 1998. The Wilmar acquisition was financed with a draw on the Company's Old Senior Credit Facility.

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

The Company finalized its plans to relocate the manufacturing in the Waynesboro, VA facility to its facilities in North Carolina in 1998. The costs of this facility relocation, including costs of employee separation and preparing the North Carolina facilities for the relocation, totaled approximately $1.1 million, of which approximately $911 was expensed in 1999.

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

On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.7 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($468, net of tax at June 30, 2000 and December 31, 1999) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

Pro forma financial information is not presented relating to the purchase of the remaining 20% ownership of Kilovac as Kilovac's accounts have been consolidated into the Company's financial statements since October 1995.

The following summarizes the purchase price allocations as the respective dates of acquisitions:

                                 Kilovac       ibex          GRD          Wilmar      Corcom         CD         Products
                                Purchase   Acquisition   Acquisition   Acquisition    Merger    Acquisition   Acquisition
Current assets                    $   47        $1,041       $ 3,887        $  381   $ 12,904         $ 505      $ 14,320
Property, plant and equipment        169           150         2,045            80      7,374            82        21,427
Intangibles and other assets       4,577         1,493            24         2,023     35,777           380        40,692
Liabilities assumed                 (293)         (965)       (1,273)         (356)   (11,005)         (119)      (17,078)
                                  ------        ------       -------        ------   --------         -----      --------

Purchase price, net of
  acquired cash                   $4,500        $1,719       $ 4,683        $2,128   $ 45,050         $ 848      $ 59,361
                                  ======        ======       =======        ======   ========         =====      ========


The following unaudited six months ended June 30, 1999 pro forma financial information shows the results of operations as though the Products Acquisition occurred as of January 1, 1999. These results include, but are not limited to, the straight-line amortization of excess purchase price over the net assets acquired over a thirty-year period and an increase in interest expense as a result of the debt borrowed to finance the transactions.

                                       Six Months ended
                                        June 30, 1999
                                       ---------------

Net sales                                  $98,376
Operating income                             8,386
Net loss                                    (1,812)

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Products Acquisition taken place on January 1, 1999 or (ii) future results of operations of the combined businesses.

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd (the "Chinese Joint Venture"). Each party holds 50% of the shares of the new company. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relay components. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. The value of the investment in the Chinese Joint Venture at December 31, 1999 and June 30, 2000 was $164 and $180, respectively.

In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The value of the investment in the joint venture at December 31, 1999 and June 30, 2000 was $116 and $128, respectively.

3.    Inventories

Components of inventory are as follows:

                                      June 30,       December 31,
                                        2000            1999
                                        ----            ----
Finished goods                        $ 6,609         $ 7,446
Work-in-process                        10,485           8,715
Raw materials and supplies             16,011          18,168
Reserve for obsolescence               (6,594)         (6,831)
                                      -------         -------
Total                                 $26,511         $27,498
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

The Company's long-term debt at June 30, 2000 consists primarily of the $95.0 million Notes and revolving loans of $8.9 million and term loans of $79.1 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Corcom, Products, Marc Industries, Inc., SOL Industries, Inc., and GW Industries, Inc. have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. CII Technologies, Inc. (formerly known as Communications Instruments, Inc.), its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc., Corcom, Inc., Products Unlimited Corporation, Marc Industries, Inc., SOL Industries, Inc., GW Industries, Inc. and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

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

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. At June 30, 2000, LIBOR borrowing rates ranged from 8.94% to 9.9%. At June 30, 2000, the base rate-borrowing rate was 11.25%. The weighted average borrowing rate, calculated based on borrowings outstanding at June 30, 1999 and June 30, 2000 under base rate and LIBOR loans was 8.22% and 9.66%, respectively.

The Senior Credit Facility provides a line of credit of $25.0 million due on June 19, 2003, a Tranche A term loan with a remaining balance of $25.2 million due in full by June 19, 2003, and a Tranche B Term Loan of $53.9 million due in full by March 15, 2004. The Tranche A term loan is payable as follows: $3.4 million remaining in 2000, $7.7 million in 2001, $9.2 million in 2002, and $4.9 million in 2003. The Tranche B term loan is payable as follows: $272 remaining in 2000, $544 in 2001, $544 in 2002, $26.4 million in 2003 and $26.1 million in
2004.

The terms of the Senior Credit Facility and the Indenture place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility has a Mandatory prepayment clause based upon a calculation of excess cash flow (as defined in the Senior Credit Facility). The first excess cash payment was made on March 30, 2000 in the amount of $850. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of June 30, 2000, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility were $100 at June 30, 2000 and at December 31, 1999.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of June 30, 2000, the Company had available unused borrowing capacity of approximately $16.0 million under the Senior Credit Facility.

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

On May 11, 1995, the Company reached a settlement with the Prior Owner. In accordance with the Settlement Agreement, the Prior Owner has placed $1.75 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and start-up of a groundwater remediation system at the Fairview facility. The Company is responsible for investigation, soil remediation and start-up costs in excess of the escrowed amount, if any. The Settlement Agreement further provides that after the groundwater remediation system has been operating at 90% of its intended capacity for three years, the Company will provide to the Prior Owner an estimate of the then present value of the cost to continue operating and maintaining the system for an additional 27 years. After receiving the estimate, the Prior Owner is to deposit with the escrow agent an additional sum equal to 90% of the estimate, up to a maximum of $1.25 million, unless it provides a substantially lower estimate. In that case, any substantial differences are to be resolved through negotiation or expedited arbitration. The Company has reflected the present value of the receivable, discounted at 5% (approximately $1.25 million at December 31, 1999 and June 30, 2000, respectively) and the escrowed cash as restricted assets. (See Note 8 to the unaudited condensed consolidated financial statements for an update regarding the environmental assets.)
In October 1995, the Company released the selling shareholders from their indemnity obligation. The environmental remediation liability is recorded at the present value, discounted at 5%, of the best estimate of the cash flows to remediate and monitor the remediation over the estimated thirty-year remediation period, which was developed by a third party environmental consultant based on experience with similar remediation projects and methods and taking inflation into consideration.

Total amounts estimated to be paid related to environmental liabilities are approximately $3.6 million calculated as follows at June 30, 2000:

2000                                                  $   65
2001                                                     130
2002                                                     130
2003                                                     130
2004                                                     130
Thereafter                                             2,990
                                                       -----
                                                       3,575
Discount to present value                             -1,622
                                                       -----

Liability at present value                            $1,953
                                                      ======

Assets recorded in relation to the above environmental liabilities are approximately $1.48 million at December 31, 1999 and June 30, 2000, respectively.

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

During January 2000, the Company entered into an agreement with the former owners of the Mansfield Property in which the Company purchased the property and certain equipment and released $515 of funds contributed by the former owners of Hartman and held in escrow from the date the Company acquired Hartman. This agreement followed the decision by the former owner's registered environmental consultant that no further environmental remediation was needed at the property as long as the property was restricted to industrial usage. The agreement reduces the indemnity cap to $1.0 million over nine years if the former owner does not seek and obtain a covenant not to sue from the Ohio EPA relating to the site and reduces the cap to zero over ten years if the former owner obtains a covenant not to sue relating to the site from the Ohio EPA. In either event, the agreement leaves in place the Company's right to seek contribution or indemnity under common law or statute from the former owners for environmental issues and requires the former owners to complete some soil cleanup actions within six months of closing. The former owners completed the agreed upon soil cleanup actions in May 2000. The transaction was closed on January 7, 2000. The Company believes that any further remediation costs will not exceed the Indemnification Cap. If such costs exceed the Cap and the Company is unable to obtain, or is delayed in obtaining indemnification or contribution for any reason, the Company could be materially and adversely affected. The Company does not maintain environmental impairment liability insurance.


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

                                                             Three Months Ended                          Six Months Ended
                                                                   June 30,                                   June 30,
                                                             2000               1999                    2000              1999
                                                             ----               ----                    ----              ----
Net sales:
  High Performance Group                                 $   20,658          $  19,465               $  39,909           $ 39,784
  Specialized Industrial Group                               32,752             30,026                  61,883             43,732
  Intersegment elimination (1)                                 (155)              (214)                   (363)              (387)
                                                         ----------          ---------               ---------           --------
                                                         $   53,255          $  49,277               $ 101,429           $ 83,129
                                                         ==========          =========               =========           ========

Operating income:
  High Performance Group                                 $    2,998          $   2,039               $   5,874           $  4,635
  Specialized Industrial Group                                2,343              2,473                   4,206              3,614
  Corporate                                                    (844)              (892)                 (1,709)            (1,688)
                                                         ----------          ---------               ---------           --------
                                                              4,497              3,620                   8,371              6,561
                                                         ----------          ---------               ---------           --------

Interest expense, net                                        (4,908)            (4,706)                 (9,767)            (8,351)
Other income (expense), net                                      58                  9                      78                 (1)
                                                         ----------          ---------               ---------           --------

Consolidated loss before income taxes                    $     (353)         $  (1,077)              $  (1,318)          $ (1,791)
                                                         ==========          =========               =========           ========


Depreciation and amortization expense:                                                               $   2,120           $  2,387
  High Performance Group                                                                                 4,551              3,197
  Specialized Industrial Group                                                                               6                  -
  Corporate                                                                                          ---------           --------
                                                                                                         6,677              5,584
Amortization of debt issuance costs (2)                                                                    567                481
                                                                                                     ---------           --------
Consolidated depreciation and amortization expense                                                   $   7,244           $  6,065
                                                                                                     =========           ========

Purchases of property, plant and equipment:                                                              1,258           $    993
  High Performance Group                                                                                 1,229                997
  Specialized Industrial Group                                                                              12                  -
  Corporate                                                                                          ---------           --------

Consolidated capital expenditures                                                                    $   2,499           $  1,990
                                                                                                     =========           ========

                                        June 30,         December 31,
                                          2000               1999
                                          ----               ----
Assets:
High Performance Group                 $  61,091          $   59,769
Specialized Industrial Group             127,338             128,787
Corporate                                  5,841              11,469
                                       ---------          ----------
Consolidated assets                    $ 194,270          $  200,025
                                       =========          ==========

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

8.      Other Matters

Facility Relocation: To improve operating efficiencies and achieve cost reductions, the Company has decided to relocate the Midtex Product Lines from one of its Juarez, Mexico facilities and on April 13, 2000, announced the relocation plan to its Midtex employees. These product lines will be merged into existing Company divisions and Joint Ventures. The relocations began in April 2000 and are expected to be completed by the quarter ended March 31, 2001. The estimated costs of the product line relocations, including primarily employee separation costs and preparing current facilities for the relocation, is approximately $850, of which $800 was expensed during the three months ended June 30, 2000.

Subsequent Event: In April 2000, three years after the groundwater remediation system became fully operational at the Company's manufacturing facility in Fairview, North Carolina (See Note 5), the Company presented to the Prior Owner (as defined) an estimate of the then present value of the cost to continue operating and maintaining the system for the next 27 years as per the Settlement Agreement (as defined). The Prior Owner provided a substantially lower estimate and the parties submitted their differences to arbitration so a decision could be made as to the amount that the Prior Owner is required to deposit into the remediation escrow account. On July 7, 2000, the arbitration hearing was held and a decision was rendered on July 17, 2000. The arbitration decision requires the Prior Owners to deposit $1.25 million within 30 days to the escrow account. Both the Company and the Prior Owner agreed that the arbitration decision would be binding and non-appealable.

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

Overview

In March 1999, the Company purchased all of the outstanding equity securities of Products, a manufacturer and marketer of relays, transformers, and contactors primarily for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for all of the outstanding capital stock of Products. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December

31, 1999, the Company accrued $786,000 in accordance with the terms of the agreement which was then paid in February 2000. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

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

In October 1997, the Company purchased 100% ownership in ibex Aerospace Inc. ("ibex") for $2.0 million, excluding expenses (the "ibex Acquisition"). ibex was a wholly owned subsidiary of SOFIECE of Paris, France. The ibex operation was consolidated into the Company's Hartman division in 1998. Of the $2.0 million purchase price, approximately $1.3 million was paid at closing, and the remainder of the purchase price was paid by the Company through the issuance of a non-interest bearing note in the amount of $850,000 to the sellers, which note was payable on October 31, 1999. The Company financed the $1.3 million paid at closing with funds borrowed on the Old Senior Credit Facility. In September 1999, the Company and the sellers agreed to adjust the purchase price of ibex and reduce the note payable by $400,000. The remaining balance of $450,000 was paid by the Company in September 1999. The reduction in purchase price resulted in a reduction of goodwill.

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

                                                               Six Months Ended           Three Months Ended
                                                                   June 30                     June 30
                                                             -------------------------------------------------
                                                                2000          1999         2000         1999
                                                                -----         -----        -----        -----
Net sales                                                       100.0%        100.0%       100.0%       100.0%
Cost of sales                                                    74.8%         74.0%        74.7%        76.0%
Gross profit                                                     25.2%         26.0%        25.3%        24.0%
Selling expenses                                                  6.7%          7.5%         6.4%         7.0%
General and administrative expenses                               6.2%          6.7%         5.8%         6.1%
Research and development expenses                                 0.9%          1.0%         0.9%         1.0%
Amortization of goodwill and other intangibles                    2.4%          2.4%         2.3%         2.5%
Facility relocation charges                                       0.8%          0.5%         1.5%         0.1%
Operating income                                                  8.2%          7.9%         8.4%         7.3%


Discussion of Consolidated Results of Operations

Six Months Ended June 30, 2000 Compared to Six months Ended June 30, 1999

Net sales of the Company for the six months ended June 30, 2000, increased $18.3 million, or 22.0%, to $101.4 million from $83.1 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, net sales of the Company for the six months ended June 30, 2000, increased $4.5 million, or 5.6%, to $85.6 million from $81.0 million for the corresponding period in 1999. This increase is due primarily to (i) a strong communications market, (ii) a strong automatic test equipment market, (iii) a strengthening military/defense market, (iv) strong sales in the HVAC market and (v) growth in the industrial market, partially offset by (vi) continued price pressure in an increasingly competitive global market place place, (vii) an expected slowdown in the commercial airframe market and (viii) unfavorable exchange rates.

Gross profit of the Company for the six months ended June 30, 2000, increased $4.0 million, or 18.4%, to $25.6 million from $21.6 million for the corresponding period in 1999. Gross profit as a percentage of net sales decreased to 25.2% from 26.0% for the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, gross profit of the Company for the six months ended June 30, 2000, increased $1.8 million, or 8.4%, to $23.0 million from $21.2 million for the corresponding period in 1999. Excluding the effect of the Products Acquisition for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, gross profit as a percentage of net sales increased to 26.9% from 26.2% for the corresponding period in 1999. The increase in gross margin as a percentage of net sales is due primarily to (i) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume and (iii) continued cost reductions, partially offset by (iv) continued price pressure in an increasingly competitive global market place, (v) unfavorable exchange rates and (vi) a shift in demand of product to higher volumes with lower price and lower standard margins.

Selling expenses for the Company for the six months ended June 30, 2000, increased $516,000, or 8.3%, to $6.7 million from $6.2 million for the corresponding period in 1999. Selling expenses as a percentage of net sales decreased to 6.7% from 7.5% in the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, selling expenses for the Company for the six months ended June 30, 2000, decreased $128,000, or 2.1%, to $6.0 million from $6.2 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, selling expenses as a percentage of net sales decreased to 7.0% from 7.6% for the same period in 1999. This decrease in selling expenses as a percentage of net sales is due primarily to (i) a restructuring of commissions, (ii) higher sales volume and
(iii) continued control of fixed costs, partially offset by (iv) higher commissions on higher net sales.

General and administrative expenses for the Company for the six months ended June 30, 2000, increased $659,000, or 11.7%, to $6.3 million from $5.6 million in 1999. General and administrative expenses as a percentage of net sales decreased to 6.2% from 6.7% for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, general and administrative expenses for the Company increased $164,000, or 2.9%, to $5.7 million from $5.6 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, general and administrative expenses as a percentage of net sales decreased to 6.7% from 6.9% for the same period in 1999. This decrease in general and administrative expenses as a percentage of net sales is due primarily to higher sales volume with continuing control of fixed costs partially offset by higher compensation expense incurred to support the Company's growth.

Research and development expenses for the Company for the six months ended June 30, 2000, increased $77,000, or 9.0%, to $936,000 from $859,000 for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, research and development expenses for the Company decreased $3,000, or less than 1.0%, to $850,000 from $853,000 for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, research and development expenses as a percentage of net sales decreased to 1.0% from 1.1% for the same period in 1999.

Amortization of goodwill and other intangibles for the Company for the six months ended June 30, 2000, increased $472,000, or 23.7%, to $2.5 million from $2.0 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, amortization of goodwill and other intangibles decreased $10,000, or less than 1.0%, to $1.3 million.

Facility relocation charges for the six months ended June 30, 2000 were $800,000 as compared to $364,000 for the same period in 1999. The fiscal 2000 charges are in connection with the Company's relocation of its Midtex facility and the fiscal 1999 charges are in connection with the Company's relocation of its Waynesboro, VA facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to other of the Company's facilities or its Joint Ventures. The relocation of the Waynesboro, VA facility was completed in 1999. The relocation of the Midtex facility is expected to be completed by the quarter ended March 31, 2001.

Interest expense of the Company for the six months ended June 30, 2000, increased $1.4 million, or 17.0%, to $9.8 million from $8.4 million for the corresponding period in 1999. The increase was due primarily to the increased debt levels associated with financing the Products Acquisition and increases in interest rates partially offset by lower debt.

The income tax benefit of the Company for the six months ended June 30, 2000 was 5.8% of loss before income taxes as compared to 16.8% of loss before income taxes for the corresponding period in 1999. The decreased benefit is due primarily to the goodwill amortization not deductible for tax purposes of the Products Acquisition.


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales of the Company for the quarter ended June 30, 2000, increased $4.0 million, or 8.1%, to $53.3 million from $49.3 million for the corresponding period in 1999. This increase is due primarily to (i) a strong communications market, (ii) a strong automatic test equipment market, (iii) a strengthening military/defense market, (iv) strong sales in the HVAC market and (v) growth in the industrial market, partially offset by (vi) continued price pressure in an increasingly competitive global market place, (vii) an expected slowdown in the commercial airframe market and (viii) unfavorable exchange rates.

Gross profit of the Company for the quarter ended June 30, 2000, increased $1.7 million, or 14.1%, to $13.5 million from $11.8 million for the corresponding period in 1999. Gross profit as a percentage of net sales increased to 25.3% from 24.0% for the same period in 1999. The increase in gross margin as a percentage of net sales is due primarily to (i) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume and
(iii) continued cost reductions, partially offset by (iv) continued price pressure in an increasingly competitive global market place, (v) unfavorable exchange rates and (vi) a shift in demand of product to higher volumes with lower price and lower standard margins.

Selling expenses for the Company for the quarter ended June 30, 2000, decreased $21,000, or 0.6%, to $3.4 million. Selling expenses as a percentage of net sales decreased to 6.4% from 7.0% in the same period in 1999. This decrease in selling expenses as a percentage of net sales is due primarily to (i) a restructuring of commissions, (ii) higher sales volume and (iii) the continued control of fixed costs, partially offset by (iv) higher commissions on higher net sales.

General and administrative expenses for the Company for the quarter ended June 30, 2000, increased $77,000, or 2.6%, to $3.1 million from $3.0 million in 1999.
General and administrative expenses as a percentage of net sales decreased to 5.8% from 6.1% for the corresponding period in 1999. This decrease in general and administrative expenses as a percentage of net sales is due primarily to higher sales volume with continuing control of fixed costs partially offset by higher compensation expense incurred to support the Company's growth.

Research and development expenses for the Company for the quarter ended June 30, 2000, increased $4,000, or 0.8%, to $479,000 from $475,000 for the corresponding period in 1999. Research and development expenses as a percentage of net sales decreased to 0.9% from 1.0% for the same period in 1999.

Amortization of goodwill and other intangibles for the Company for the quarter ended June 30, 2000, remained the same at $1.2 million.

Facility relocation charges for the three months ended June 30, 2000 were $800,000 as compared to $65,000 for the same period in 1999. The fiscal 2000 charges are in connection with the Company's relocation of its Midtex Facility and the fiscal 1999 charges are in connection with the Company's relocation of its Waynesboro, VA facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to other of the Company's facilities or its Joint Ventures. The relocation of the Waynesboro, VA facility was completed in 1999. The relocation of the Midtex Facility is expected to be completed by the quarter ended March 31, 2001.

Interest expense of the Company for the three months ended June 30, 2000, increased $202,000, or 4.3%, to $4.9 million from $4.7 million for the corresponding period in 1999. The increase was due primarily to the increased debt levels associated with financing the Products Acquisition and increases in interest rates partially offset by lower debt.

The income tax expense of the Company for the three months ended June 30, 2000 was 23.5% of loss before income taxes as compared to an income tax benefit of 14.9% of loss before income taxes for the corresponding period in 1999. The expense is due primarily to a lower net loss in the second quarter of 2000 than for the same period in 1999.

Segment Discussion

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

High Performance Group

Net sales of HPG increased by $125,000, or 0.3%, to $39.9 million from $39.8 million for the corresponding period in 1999. This increase is due primarily to
(i) a strong automatic test equipment market and (ii) a strengthening military/defense market, partially offset by (iii) continued price pressure in an increasingly competitive global market place and (iv) an expected slowdown in the commercial airframe market

Operating income of HPG increased $1.2 million, or 26.7%, to $5.9 million from $4.6 million for the same period in 1999. Operating income of HPG as a percentage of HPG net sales increased to 14.7% from 11.7% for the same period in 1999. The increase in operating income as a percentage of net sales is due primarily to (i) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume, (iii) continued cost reductions, (iv) the control of fixed costs and (v) the charges in 1999 of $364,000 to relocate the Waynesboro, VA facility, partially offset by (vi) continued price pressure in an increasingly competitive global market place and
(vii) a shift in demand of product to higher volumes with lower price and lower standard margins.

Specialized Industrial Group

Net sales of SIG increased $18.2 million, or 41.5%, to $61.9 million from $43.7 million for the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and from January 1, 2000 to March 31, 2000, net sales of SIG increased $4.4 million, or 10.6%, to $46.0 million from $41.6 million for the same period in 1999. This increase is due primarily to (i) a strong communications market, (ii) strong sales in the HVAC market and (iii) growth in the industrial market, partially offset by (iv) continued price pressure in an increasingly competitive global market place and (v) unfavorable exchange rates.

Operating income of SIG increased $592,000, or 16.4%, to $4.2 million from $3.6 million for the same period in 1999. Operating income of SIG as a percentage of SIG net sales decreased to 6.8% from 8.3% for the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, operating income of SIG increased $99,000, or 2.8%, to $3.5 million from $3.4 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, operating income of SIG as a percentage of SIG net sales decreased to 7.7% from 8.3% for the same period in 1999. This decrease in operating income as a percentage of net sales is due primarily to (i) the charges in 2000 of $800,000 due to the relocation of the Midtex facility, (ii) continued price pressure in an increasingly competitive global market place, (iii) unfavorable exchange rates and (iv) a shift in demand of product to higher volumes with lower price and lower standard margins, partially offset by (v) higher sales volume and (vi) continued cost reductions.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

High Performance Group

Net sales of HPG increased by $1.2 million, or 6.1%, to $20.7 million from $19.5 million for the corresponding period in 1999. This increase is due primarily to
(i) a strong automatic test equipment market and (ii) a strengthening military/defense market, partially offset by (iii) continued price pressure in an increasingly competitive global market place and (iv) an expected slowdown in the commercial airframe market.

Operating income of HPG increased $959,000, or 47.0%, to $3.0 million from $2.0 million for the same period in 1999. Operating income of HPG as a percentage of HPG net sales increased to 14.5% from 10.5% for the same period in 1999. The increase in operating income as a percentage of net sales is due primarily to
(i) lower overhead costs in fiscal 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume, (iii) continued cost reductions, (iv) the control of fixed costs and (v) the charges in fiscal 1999 of $65,000 to relocate the Waynesboro, VA facility, partially offset by (vi) continued price pressure in an increasingly competitive global market place and (vii) a shift in demand of product to higher volumes with lower price and lower standard margins.

Specialized Industrial Group

Net sales of SIG increased $2.7 million, or 9.1%, to $32.7 million from $30.0 million for the same period in 1999. This increase is due primarily to (i) a strong communications market, (ii) strong sales in the HVAC market and (iii) growth in the industrial market, partially offset by (iv) continued price pressure in an increasingly competitive global market place and (v) unfavorable exchange rates.

Operating income of SIG decreased $130,000, or 5.2%, to $2.3 million from $2.5 million for the same period in 1999. Operating income of SIG as a percentage of SIG net sales decreased to 7.2% from 8.2% for the same period in 1999. This decrease in operating income as a percentage of net sales is due primarily to
(i) the charges in fiscal 2000 of $800,000 due to the relocation of the Midtex facility, (ii) continued price pressure in an increasingly competitive global market place, (iii) unfavorable exchange rates and (iv) a shift in demand of product to higher volumes with lower price and lower standard margins, partially offset by (v) higher sales volume and (vi) continued cost reductions.

Liquidity and Capital Resources

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. At June 30, 2000, the Company had available unused borrowing capacity of $16.0 million under the Senior Credit Facility.

Cash Provided by Operating Activities

For the six months ended June 30, 2000, cash provided by operating activities was $4.7 million, compared to $5.7 million for the same period in 1999. The decrease in cash provided by operations is due primarily to an increase in accounts receivable due to higher revenues, an increase in interest expense, a reduction in inventory at a lower rate than 1999, partially offset by an increase in accounts payable and accrued expenses.

The days' sales outstanding for accounts receivable was approximately 44.6 trade days at June 30, 2000 and approximately 47.0 at December 31, 1999. The average days' sales outstanding decreased due to the Company's continued focus on improving its collection efforts.

The Company's inventories decreased from $27.5 million at December 31, 1999 to $26.5 million at June 30, 2000. Inventory turns were 6.1 at June 30, 2000 and
4.6 at December 31, 1999. The Company continually focuses on improving its inventory management.

The Company's accounts payable increased from $13.1 million at December 31, 1999 to $15.2 million at June 30, 2000.

Cash Used in Investing Activities

Capital expenditures were $2.5 million for the six months ended June 30, 2000 and $2.0 million for the corresponding period in 1999. Acquisition spending totaled $60.1 million for the six months ended June 30, 1999 due to the Products Acquisition. Investment in joint ventures was $144,000 for the six months ended June 30, 1999.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2000 was $8.0 million compared to cash provided by financing activities of $57.1 million for the same period in 1999. This change is due primarily to financing the Products Acquisition through additional borrowings under the amended Senior Credit Facility as well as additional paid-in capital from the Parent in the first six months of 1999 and the Company's commitment to working capital management that allowed a significant reduction of debt in the first six months of 2000.

Adjusted EBITDA

Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, and before any gain (loss) on disposal of assets, adjusted for extraordinary, unusual, and nonrecurring items, the non cash charges resulting from the Parent stock options granted in 1999 and in 2000, facility relocation charges, and additional charges to cost of sales and general and administrative costs resulting from the fair value adjustments to inventory and fixed assets pursuant to Accounting Principles Board Opinion Nos. 16 and 17. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA the same.

Adjusted EBITDA increased to $15.8 million for the six months ended June 30, 2000 from $12.9 million for the corresponding period in 1999. Adjusted EBITDA increased to $8.4 million for the three months ended June 30, 2000 from $7.4 million for the corresponding period in 1999.

Inflation
---------

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

The Company engages in neither speculative nor derivative financial or trading activities

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $25.2 million at June 30, 2000, Tranche B with a balance of $53.9 million at June 30, 2000 and $8.9 million outstanding on the Revolving Credit Facility which all of which bear interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or Eurodollar Rate plus an applicable margin. While changes in the Reference Rate or the Eurodollar Rate could affect the cost of funds borrowed in the near future, only $1.4 million of the Revolving Credit Facility at June 30, 2000 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. The Company, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive loss, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $58,000 in the six months ended June 30, 2000 compared to $114,000 in the comparable period of 1999.

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

         See Index of Exhibits.

The Company did not file any current reports on Form 8-K for the quarterly period ended June 30, 2000.



                          SIGNATURES
                                            CII Technologies, Inc.
                                              (formerly known as
                                       Communications Instruments, Inc.)



 August 11, 2000                            /s/ Michael A. Steinback
-------------------------         --------------------------------------------
 Date                                         Michael A. Steinback
                                      President and Chief Executive Officer



 August 11, 2000                            /s/ Richard L. Heggelund
-------------------------         --------------------------------------------
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