Form 10-Q
period 2000-09-30
COMMUNICATIONS INSTRUMENTS INC
filed 2000-11-09
CIK 1053916

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                                September 30,       December 31,
                                                                                     2000               1999
                                                                                -------------      -------------
                                                                                 (Unaudited)             (1)

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                      $         377      $       6,045
 Accounts receivable (less allowance for doubtful accounts:
       September 30, 2000 - $600, 1999 - $621)                                         27,484             23,658
 Inventories                                                                           29,701             27,498
 Deferred income taxes                                                                  2,472              2,471
 Cash restricted for environmental remediation                                              -                233
 Environmental settlement receivable                                                        -              1,250
 Other current assets                                                                   3,170              2,232
                                                                                -------------      -------------
           Total current assets                                                        63,204             63,387
                                                                                -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, net                                                     38,254             40,747
                                                                                -------------      -------------

OTHER ASSETS:
 Goodwill (net of accumulated amortization: September 30, 2000  -  $5,716
           1999 - $3,985)                                                              63,161             64,892
 Intangible assets, net                                                                27,966             30,537
 Cash restricted for environmental remediation                                          1,483                  -
 Other noncurrent assets                                                                  537                462
                                                                                -------------      -------------
           Total other assets                                                          93,147             95,891
                                                                                -------------      -------------

TOTAL ASSETS                                                                    $     194,605      $     200,025
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
 Accounts payable                                                               $      16,597      $      13,141
 Accrued interest                                                                       1,833              4,192
 Other accrued liabilities                                                              9,115              7,842
 Current portion of long-term debt                                                      7,867              7,694
                                                                                -------------      -------------
           Total current liabilities                                                   35,412             32,869

LONG-TERM DEBT                                                                        176,231            182,975
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                                 1,953              1,953
DUE TO PARENT                                                                           2,883              1,866
DEFERRED INCOME TAXES                                                                  12,833             13,733
OTHER LIABILITIES                                                                         407                455
                                                                                -------------      -------------
           Total liabilities                                                          229,719            233,851
                                                                                -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
 Common stock, $.01 par value, 1,000 shares authorized,
   issued and outstanding                                                                   -                  -
 Additional paid in capital                                                            22,317             22,317
 Accumulated deficit                                                                  (57,173)           (56,019)
 Accumulated other comprehensive loss                                                    (258)              (124)
                                                                                -------------      -------------
           Total stockholder's deficiency                                             (35,114)           (33,826)
                                                                                -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                  $     194,605      $     200,025
                                                                                =============      =============

(1) Derived from December 31, 1999 audited consolidated financial statements

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                                   Three months ended                Nine Months Ended
                                                               ----------------------------   -----------------------------
                                                               September 30,  September 30,   September 30,   September 30,
                                                                   2000           1999            2000            1999
                                                               -------------  -------------   -------------   -------------
Net sales                                                      $      54,469  $      45,560   $     155,898   $     128,689
Cost of sales                                                         40,321         33,652         116,160          95,160
                                                               -------------  -------------   -------------   -------------
   Gross profit                                                       14,148         11,908          39,738          33,529
                                                               -------------  -------------   -------------   -------------
Operating expenses:

     Selling expenses                                                  3,685          2,940          10,434           9,173
     General and administrative expenses                               3,222          2,858           9,493           8,469
     Research and development expenses                                   555            460           1,491           1,319
     Amortization of goodwill and other intangibles                    1,230          1,241           3,694           3,233
     Facility relocation charges                                          21            320             821             685
                                                               -------------  -------------   -------------   -------------
          Total operating expenses                                     8,713          7,819          25,933          22,879
                                                               -------------  -------------   -------------   -------------

Operating income                                                       5,435          4,089          13,805          10,650


Interest expense, net                                                 (4,947)        (4,676)        (14,714)        (13,027)
Other income, net                                                         32            180             112             179
                                                               -------------  -------------   -------------   -------------
Income (loss) before income taxes                                        520           (407)           (797)         (2,198)

Provision for (benefit from) income taxes                                433             79             357            (221)
                                                               -------------  -------------   -------------   -------------

Net Income (loss)                                                         87           (486)         (1,154)         (1,977)

Other comprehensive (loss) income:

Foreign currency translation adjustment                                  (76)            44            (134)            (70)
                                                               -------------  -------------   -------------   -------------
Other comprehensive (loss) income                                        (76)            44            (134)            (70)
                                                               -------------  -------------   -------------   -------------
Comprehensive income (loss)                                    $          11  $        (442)  $      (1,288)  $      (2,047)
                                                               =============  =============   =============   =============

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                      Nine Months Ended
                                                                          September 30,
                                                                   -------------------------

                                                                       2000           1999
                                                                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $   (1,154)       $(1,977)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                      10,718          9,726
   Deferred income taxes                                                (900)          (828)
   Gain on sale of assets                                                (66)             -
   Other                                                                 (72)             -
Changes in operating assets and liabilities, net of
   effects of acquisitions:
   (Increase) decrease in accounts receivable                         (3,826)            825
   (Increase) decrease in inventories                                 (2,203)          3,952
   Increase in other current assets                                     (938)           (105)
   Increase in accounts payable                                        3,456             507
   Increase in accrued liabilities                                     2,275             415
   Decrease in accrued interest                                       (2,359)         (2,087)
   Changes in other assets and liabilities                              (268)           (210)
                                                                  ----------      ----------
          Net cash provided by operating activities                    4,663          10,218
                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash received                           -         (60,261)
   Proceeds from sale of assets                                          189               -
   Purchases of property, plant and equipment                         (3,818)         (2,830)
   Other investing activities                                            (37)              -
   Investment in joint ventures                                            -            (144)
                                                                  ----------      ----------
         Net cash used in investing activities                        (3,666)        (63,235)
                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayment under line of credit                                   (825)         (1,200)
   Borrowings under long-term debt agreements                              -          55,000
   Principal payments under long-term debt agreements                 (5,727)         (3,512)
   Payment of loan fees                                                 (213)         (1,702)
   Payment of capital lease obligations                                  (19)            (68)
   Advances from parent                                                1,017             307
   Repayments of amounts owed to former stockholders
      of subsidiary                                                     (786)           (450)
   Additonal paid-in capital (from parent)                                 -           5,000
   Other                                                                (112)            (25)
                                                                  ----------      ----------
      Net cash (used in) provided by financing activities             (6,665)         53,350

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (5,668)            333

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         6,045             469
                                                                  ----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $      377        $ (1,977)
                                                                  ==========     ===========

See notes to unaudited condensed consolidated financial statements

CII Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands)


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

The interim financial data as of and for the quarters and the nine months ended September 30, 2000 and September 30, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, it does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 1999 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements. Certain reclassifications have been made to the 1999 financial information in order to conform with the 2000 presentation.

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

Products Unlimited

On March 19, 1999, the Company purchased all of the outstanding equity securities of Products (the "Products Acquisition"), a manufacturer and marketer of relays, transformers, and definite purpose contactors primarily for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for the outstanding capital stock of Products. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued $786 in accordance with the terms of the agreement, which was then paid in February 2000. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

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

The Company finalized its plans to relocate the manufacturing in the Waynesboro, VA facility to its facilities in North Carolina in 1998 and completed the relocation in 1999. The costs of this facility relocation, including costs of employee separation and preparing the North Carolina facilities for the relocation, totaled approximately $1.1 million, of which approximately $911 was expensed in 1999 and $865 was expensed in the third quarter of 1999.

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

On October 11, 1995, the Company had purchased an 80% ownership interest in Kilovac for an aggregate purchase price of approximately $15.7 million including acquisition costs of approximately $1.3 million. Kilovac designs and manufactures high voltage electromechanical relays. The Company was obligated to purchase the remaining 20% interest in Kilovac at the option of the selling shareholders on either December 31, 2000 or December 31, 2005, or upon the occurrence of certain events, if earlier, at an amount determined in accordance with the terms of the purchase agreement. An estimated $2.3 million ($468, net of tax at September 30, 2000 and December 31, 1999) was initially payable to the sellers upon the future realization of potential tax benefits associated with a net operating loss carryforward.

The following summarizes the purchase price allocations as of the respective dates of acquisitions:

                                   Kilovac         ibex         GRD          Wilmar      Corcom        CD        Products
                                   Purchase     Acquisition  Acquisition  Acquisition    Merger    Acquisition  Acquisition
Current assets                      $   47          $1,041       $ 3,887     $   381    $ 12,904        $ 505     $ 14,320
Property, plant and equipment          169             150         2,045          80       7,374           82       21,427
Intangibles and other assets         4,577           1,493            24       2,023      35,777          380       40,692
Liabilities assumed                   (293)           (965)       (1,273)       (356)    (11,005)        (119)     (17,078)
                                    ------          ------       -------     -------    --------        -----     --------
Purchase price, net of
   acquired cash                    $4,500          $1,719       $ 4,683     $ 2,128    $ 45,050        $ 848     $ 59,361
                                    ======          ======       =======     =======    ========        =====     ========

The following unaudited nine months ended September 30, 1999 pro forma financial information shows the results of operations as though the Products Acquisition occurred as of January 1, 1999. These results include, but are not limited to, the straight-line amortization of excess purchase price over the net assets acquired over a thirty- year period and an increase in interest expense as a result of the debt borrowed to finance the transactions.

                                      Nine Months ended
                                      September 30, 1999
                                      ------------------

Net sales                                 $143,936
Operating income                            12,475
Net loss                                    (1,602)

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Products Acquisition taken place on January 1, 1999 or (ii) future results of operations of the combined businesses.

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd. (the "Chinese Joint Venture"). Each party holds 50% of the shares of the new company. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relay components. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. The recorded value of the investment in the Chinese Joint Venture at December 31, 1999 and September 30, 2000 was $164 and $ 206, respectively.

In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The recorded value of the investment in the joint venture at December 31, 1999 and September 30, 2000 was $116 and $147, respectively.

3.   Inventories

Components of inventory are as follows:

                                      September 30,   December 31,
                                          2000           1999
                                          ----           ----
Finished goods                          $  7,081       $ 7,446
Work-in-process                           11,866         8,715
Raw materials and supplies                17,623        18,168
Reserve for obsolescence                  (6,869)       (6,831)
                                        --------       -------
Total                                   $ 29,701       $27,498
                                        ========       =======

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

The Company's long-term debt at September 30, 2000 consists primarily of the $95.0 million Notes and revolving loans of $11.8 million and term loans of $77.2 million under the Senior Credit Facility. The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Inc. Corcom, and Products have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. CII Technologies, Inc. (formerly known as Communications Instruments, Inc.), its wholly owned subsidiaries, including Kilovac, Kilovac International, Inc., Corcom, Products and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

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

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. At September 30, 2000, LIBOR borrowing rates ranged from 9.375% to 10.1875%. At September 30, 2000, the base rate-borrowing rate was 11.25%. The weighted average borrowing rate, calculated based on borrowings outstanding at September 30, 1999 and September 30, 2000 under base rate and LIBOR loans was 8.36% and 9.973%, respectively.

The Senior Credit Facility provides a line of credit of $25.0 million due on June 19, 2003, a Tranche A term loan with a remaining balance of $23.5 million due in full by June 19, 2003, and a Tranche B Term Loan of $53.7 million due in full by March 15, 2004. The Tranche A term loan is payable as follows: $1.7 million remaining in 2000, $7.7 million in 2001, $9.2 million in 2002, and $4.9 million in 2003. The Tranche B term loan is payable as follows: $136 remaining in 2000, $544 in 2001, $544 in 2002, $26.4 million in 2003 and $26.1 million in
2004.

The terms of the Senior Credit Facility and the Indenture place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility has a Mandatory prepayment clause based upon a calculation of excess cash flow (as defined in the Senior Credit Facility). The first excess cash payment was made on March 30, 2000 in the amount of $850. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of September 30, 2000, the Company was in compliance with all of the terms of the Indenture and the covenants of the Senior Credit Facility.

Letters of credit outstanding under the Senior Credit Facility were $100 at September 30, 2000 and at December 31, 1999.

The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

As of September 30, 2000, the Company had available unused borrowing capacity of approximately $13.1 million under the Senior Credit Facility.

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

On May 11, 1995, the Company reached a settlement with the Prior Owner. In accordance with the Settlement Agreement, the Prior Owner has placed $1.75 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and start-up of a groundwater remediation system at the Fairview facility. The Settlement Agreement further provides that after the groundwater remediation system has been operating at 90% of its intended capacity for three years, the Company will provide to the Prior Owner an estimate of the then present value of the cost to continue operating and maintaining the system for an additional 27 years. After receiving the estimate, the Prior Owner is to deposit with the escrow agent an additional sum equal to 90% of the estimate, up to a maximum of $1.25 million, unless it provides a substantially lower estimate. In that case, any substantial differences are to be resolved through negotiation or expedited arbitration. The Prior Owner provided a substantially lower estimate, and the parties took their differences to arbitration. The Company received an arbitration award on July 17, 2000 requiring the Prior Owner to deposit the full amount into escrow. In August of 2000, the Prior Owner deposited the additional $1.25 million into the escrow account bringing the total amount in escrow to $1.483 million as of September 30, 2000.

In October 1995, the Company released the selling shareholders from their indemnity obligation. The environmental remediation liability is recorded at the present value, discounted at 5%, of the current best estimate of the cash flows to remediate and monitor the remediation over the estimated thirty-year remediation period, which was developed by a third party environmental consultant based on experience with similar remediation projects and methods and taking inflation into consideration. On September 19, 2000, however, the State of North Carolina substantially reduced monitoring requirements at the site. That decision together with experience in the operation and maintenance of the groundwater remediation system over the past three years has led the Company to believe that long term costs of the remediation may be overestimated. It has therefore requested new estimates to continue to run the remediation system that will enable it to more accurately estimate those costs in the fourth quarter.

Total amounts estimated to be paid related to environmental liabilities are approximately $3.6 million calculated as follows at September 30, 2000:

          2000                                         $   65
          2001                                            130
          2002                                            130
          2003                                            130
          2004                                            130
          Thereafter                                    2,990
                                                       ------
                                                        3,575
          Discount to present value                    -1,622
                                                       ------

          Liability at present value                   $1,953

Assets recorded in relation to the above environmental liabilities are approximately $1.48 million at December 31, 1999 and September 30, 2000, respectively.

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

                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                               2000          1999             2000           1999
                                                               ----          ----             ----           ----
Net sales:
   High Performance Group                                   $   20,873    $  17,550        $   60,782      $  57,334
   Specialized Industrial Group                                 33,628       28,126            95,511         71,858
   Intersegment elimination (1)                                    (32)        (116)             (395)          (503)
                                                            ----------    ---------        ----------      ---------
                                                            $   54,469    $  45,560        $  155,898      $ 128,689
                                                            ==========    =========        ==========      =========

Operating income:
   High Performance Group                                   $    3,240    $   2,338        $    9,114      $   6,846
   Specialized Industrial Group                                  3,134        2,370             7,341          5,984
   Corporate                                                      (939)        (619)           (2,650)        (2,180)
                                                            ----------    ---------        ----------      ---------
                                                                 5,435        4,089            13,805         10,650
                                                            ----------    ---------        ----------      ---------
Interest expense, net                                           (4,947)      (4,676)          (14,714)       (13,027)
Other income (expense), net                                         32          180               112            179
                                                            ----------    ---------        ----------      ---------
Consolidated loss before income taxes                       $      520    $    (407)       $     (797)     $  (2,198)
                                                            ==========    =========        ==========      =========

Depreciation and amortization expense:
   High Performance Group                                                                  $    2,913      $   3,599
   Specialized Industrial Group                                                                 6,933          5,373
   Corporate                                                                                       17              -
                                                                                           ----------      ---------
                                                                                                9,863          8,972
   Amortization of debt issuance costs (2)                                                        855            754
                                                                                           ----------      ---------
Consolidated depreciation and amortization expense                                         $   10,718      $   9,726
                                                                                           ==========      =========
Purchases of property, plant and equipment:

   High Performance Group                                                                  $    1,550      $   1,397
   Specialized Industrial Group                                                                 2,131          1,431
   Corporate                                                                                      137              2
                                                                                           ----------      ---------

Consolidated capital expenditures                                                          $    3,818      $   2,830
                                                                                           ==========      =========


                                                           September 30,    December 31,
                                                               2000             1999
                                                               ----             ----
Assets:
High Performance Group                                      $   62,214       $  59,769
Specialized Industrial Group                                   127,116         128,787
Corporate                                                        5,275          11,469
                                                            ----------       ---------
Consolidated assets                                         $  194,605       $ 200,025
                                                            ==========       =========

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

8.   Other Matters

Facility Relocation: To improve operating efficiencies and achieve cost reductions, the Company has decided to relocate the Midtex Product Lines from one of its Juarez, Mexico facilities and on April 13, 2000, announced the relocation plan to its Midtex employees. These product lines will be merged into existing Company divisions and Joint Ventures. The relocations began in April 2000 and are expected to be completed by the quarter ended March 31, 2001. The estimated costs of the product line relocations, including primarily employee separation costs and preparing current facilities for the relocation, is approximately $850, of which $821 was expensed during the nine months ended September 30, 2000.

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

Overview

In March 1999, the Company purchased all of the outstanding equity securities of Products, a manufacturer and marketer of relays, transformers, and definite purpose contactors primarily for the HVAC industry. Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for all of the outstanding capital stock of Products. In addition, if Products achieves certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company will make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued $786,000 in accordance with the terms of the agreement which was then paid in February 2000. For the year ending December 31, 2000, the Company could be required to make an additional payment not to exceed approximately $3.2 million. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

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

                                                           Three Months Ended           Nine Months Ended
                                                              September 30                September 30
                                                         -------------------------------------------------
                                                           2000          1999          2000          1999
                                                          -----          ----         -----         -----
Net sales                                                 100.0%        100.0%        100.0%        100.0%
Cost of sales                                              74.0%         73.9%         74.5%         73.9%
Gross profit                                               26.0%         26.1%         25.5%         26.1%
Selling expenses                                            6.8%          6.4%          6.7%          7.1%
General and administrative expenses                         5.9%          6.3%          6.1%          6.6%
Research and development expenses                           1.0%          1.0%          1.0%          1.0%
Amortization of goodwill and other intangibles              2.3%          2.7%          2.4%          2.5%
Facility relocation charges                                 0.0%          0.7%          0.5%          0.5%
Operating income                                           10.0%          9.0%          8.8%          8.3%


Discussion of Consolidated Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales of the Company for the quarter ended September 30, 2000, increased $8.9 million, or 19.6%, to $54.5 million from $45.6 million for the corresponding period in 1999. This increase is due primarily to (i) strong demand in the Company's served markets and (ii) the introduction of new products, partially offset by (iii) the expected slowdown in the commercial airframe market, (iv) continued price pressure in an increasingly competitive global market place and (v) unfavorable exchange rates.

Gross profit of the Company for the quarter ended September 30, 2000, increased $2.2 million, or 18.8%, to $14.1 million from $11.9 million for the corresponding period in 1999. Gross profit as a percentage of net sales decreased to 26.0% from 26.1% for the same period in 1999. The decrease in gross profit as a percentage of net sales is due primarily to (i) a shift in demand of product to higher volumes with lower price and lower standard margins, (ii) unfavorable exchange rates and (iii) continued price pressure in an increasingly competitive global market place partially offset by (iv) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (v) higher sales volumes and (vi) continued cost reductions.

Selling expenses for the Company for the quarter ended September 30, 2000, increased $745,000, or 25.3%, to $3.7 million from $2.9 million for the corresponding period in 1999. Selling expenses as a percentage of net sales increased to 6.8% from 6.5% in the same period in 1999. This increase in selling expenses as a percentage of net sales is due primarily to (i) higher commissions on higher net sales and (ii) higher variable compensation based on higher volume of new order bookings, partially offset by (iii) a restructuring of commissions,
(iv) higher sales volume and (v) the continued control of fixed costs.

General and administrative expenses for the Company for the quarter ended September 30, 2000, increased $364,000, or 12.7%, to $3.2 million from $2.9 million in 1999. General and administrative expenses as a percentage of net sales decreased to 5.9% from 6.3% for the corresponding period in 1999. This decrease in general and administrative expenses as a percentage of net sales is due primarily to higher sales volume with continuing control of fixed costs partially offset by higher variable compensation costs resulting from the Company's growth.

Research and development expenses for the Company for the quarter ended September 30, 2000, increased $95,000, or 20.7%, to $555,000 from $460,000 for the corresponding period in 1999. Research and development expenses as a percentage of net sales remained steady at 1.0%.

Amortization of goodwill and other intangibles for the Company for the quarter ended September 30, 2000, remained the same at $1.2 million.

Facility relocation charges for the three months ended September 30, 2000 were $21,000 as compared to $320,000 for the same period in 1999. The fiscal 2000 charges are in connection with the Company's relocation of its Midtex Facility and the fiscal 1999 charges are in connection with the Company's relocation of its Waynesboro, VA facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to other of the Company's facilities or its Joint Ventures. The relocation of the Waynesboro, VA facility was completed in 1999. The relocation of the Midtex Facility is expected to be completed by the quarter ended March 31, 2001.

Interest expense of the Company for the three months ended September 30, 2000, increased $271,000, or 5.8%, to $4.9 million from $4.7 million for the corresponding period in 1999. The increase was due primarily to the increased interest rates, partially offset by lower debt.

The income tax expense of the Company for the three months ended September 30, 2000 was 83.3% of income before income taxes as compared to an income tax expense of 19.4% of loss before income taxes for the corresponding period in 1999. The expense is due primarily to income in the third quarter of 2000 as compared to a loss for the same period in 1999.

Nine Months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

Net sales of the Company for the nine months ended September 30, 2000, increased $27.2 million, or 21.1%, to $155.9 million from $128.7 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, net sales of the Company for the nine months ended September 30, 2000, increased $13.5 million, or 10.6%, to $140.0 million from $126.6 million for the corresponding period in 1999. This increase is due primarily to (i) strong demand in the Company's served markets and (ii) the introduction of new products, partially offset by
(iii) the expected slowdown in the commercial airframe market, (iv) continued price pressure in an increasingly competitive global market place and (v) unfavorable foreign exchange rates.

Gross profit of the Company for the nine months ended September 30, 2000, increased $6.2 million, or 18.5%, to $39.7 million from $33.5 million for the corresponding period in 1999. Gross profit as a percentage of net sales decreased to 25.5% from 26.1% for the corresponding period in 1999. This decrease in gross profit is due to the planned dilutive effect of the lower margins of Products Unlimited. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, gross profit of the Company for the nine months ended September 30, 2000, increased $4.0 million, or 12.1%, to $37.1 million from $33.1 million for the corresponding period in 1999. Excluding the effect of the Products Acquisition for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, gross profit as a percentage of net sales increased to 26.5% from 26.2% for the corresponding period in 1999. The increase in gross profit as a percentage of net sales is due primarily to lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume and (iii) continued cost reductions, partially offset by
(iv) continued price pressure in an increasingly competitive global market place, (v) unfavorable exchange rates and (vi) a shift in demand of product to higher volumes with lower price and lower standard margin.

Selling expenses for the Company for the nine months ended September 30, 2000, increased $1.3 million, or 13.7%, to $10.4 million from $9.2 million for the corresponding period in 1999. Selling expenses as a percentage of net sales decreased to 6.7% from 7.1% in the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, selling expenses for the Company for the nine months ended September 30, 2000, increased $617,000, or 6.8%, to $9.7 million from $9.1 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, selling expenses as a percentage of net sales decreased to 6.9% from 7.2% for the same period in 1999. This decrease in selling expenses as a percentage of net sales is due primarily to (i) a restructuring of commissions, (ii) higher sales volumes and
(iii) continued control of fixed costs partially offset by (iv) higher commissions on higher net sales and (v) higher variable compensation based on high volume of new order bookings.

General and administrative expenses for the Company for the nine months ended September 30, 2000, increased $1.0 million, or 12.1%, to $9.5 million from $8.5 million in 1999. General and administrative expenses as a percentage of net sales decreased to 6.1% from 6.6% for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, general and administrative expenses for the Company increased $529,000, or 6.2%, to $9.0 million from $8.4 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, general and administrative expenses as a percentage of net sales decreased to 6.4% from 6.7% for the same period in 1999. This decrease in general and administrative expenses as a percentage of net sales is due primarily to higher sales volume with continuing control of fixed costs partially offset by higher variable compensation resulting from the Company's growth.

Research and development expenses for the Company for the nine months ended September 30, 2000, increased $172,000, or 13.0%, to $1.5 from $1.3 million for the corresponding period in 1999. Research and development expenses as a percentage of net sales remained the same at 1.0% for the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, research and development expenses for the Company increased $92,000, or 7.0%, to $1.4 million from $1.3 million for the corresponding period in 1999. This increase is due to the Company's focus on the development of new products. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, research and development expenses as a percentage of net sales remained the same at 1.0% for the same period in 1999.

Amortization of goodwill and other intangibles for the Company for the nine months ended September 30, 2000, increased $425,000, or 13.0%, to $3.7 million from $3.2 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, amortization of goodwill and other intangibles decreased $57,000, or 1.8%, to $3.1 million from 3.2 million for the same period in 1999.

Facility relocation charges for the nine months ended September 30, 2000 were $821,000 as compared to $685,000 for the same period in 1999. The fiscal 2000 charges are in connection with the Company's relocation of its Midtex facility and the fiscal 1999 charges are in connection with the Company's relocation of its Waynesboro, VA facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to other of the Company's facilities or its Joint Ventures. The relocation of the Waynesboro, VA facility was completed in 1999. The relocation of the Midtex facility is expected to be completed by the quarter ended March 31, 2001.

Interest expense of the Company for the nine months ended September 30, 2000, increased $1.7 million, or 13.0%, to $14.7 million from $13.0 million for the corresponding period in 1999. The increase was due primarily to the increased debt levels associated with financing the Products Acquisition and increases in interest rates partially offset by lower debt.

The income tax expense of the Company for the nine months ended September 30, 2000 was 44.8% of loss before income taxes as compared to an income tax benefit of 10.1% of loss before income taxes for the corresponding period in 1999. The decreased benefit is due primarily to the goodwill amortization not deductible for tax purposes of the Products Acquisition.


Segment Discussion

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

High Performance Group

Net sales of HPG increased by $3.3 million, or 18.9%, to $20.9 million from $17.6 million for the corresponding period in 1999. This increase is due primarily to (i) strong demand in the segment's served markets and (ii) the introduction of new products, partially offset by (iii) the expected slowdown in the commercial airframe market and (iv) continued price pressure in an increasingly competitive global market place.

Operating income of HPG increased $902,000, or 38.6%, to $3.2 million from $2.3 million for the same period in 1999. Operating income of HPG as a percentage of HPG net sales increased to 15.5% from 13.3% for the same period in 1999. The increase in operating income as a percentage of net sales is due primarily to
(i) lower overhead costs in fiscal 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume, (iii) continued cost reductions, (iv) the control of fixed costs and (v) the charges in fiscal 1999 of $320,000 due to the relocation of the Waynesboro, VA facility, partially offset by (vi) continued price pressure in an increasingly competitive global market place and (vii) a shift in demand of product to higher volumes with lower price and lower standard margins.

Specialized Industrial Group

Net sales of SIG increased $5.5 million, or 19.6%, to $33.6 million from $28.1 million for the same period in 1999. This increase is due primarily to (i) strong demand in the segment's served markets and (ii) the introduction of new products, partially offset by (iii) continued price pressure in an increasingly competitive global market place and (iv) unfavorable foreign exchange rates.

Operating income of SIG increased $764,000, or 32.2%, to $3.1 million from $2.4 million for the same period in 1999. Operating income of SIG as a percentage of SIG net sales increased to 9.3% from 8.4% for the same period in 1999. This increase in operating income as a percentage of net sales is due primarily to
(i) higher sales volume and (ii) continued cost reductions, partially offset by
(iii) the charges in the third quarter of 2000 of $21,000 due to the relocation of the Midtex facility, (iv) continued price pressure in an increasingly competitive global market place, (v) unfavorable exchange rates and (vi) a shift in demand of product to higher volumes with lower price and lower standard margins.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

High Performance Group

Net sales of HPG increased by $3.5 million, or 6.0%, to $60.8 million from $57.3 million for the corresponding period in 1999. This increase is due primarily to
(i) strong demand in the segment's served markets and (ii) the introduction of new products, partially offset by (iii) the expected slowdown in the commercial airframe market and (iv) continued price pressure in an increasingly competitive global market place.

Operating income of HPG increased $2.3 million, or 33.1%, to $9.1 million from $6.8 million for the same period in 1999. Operating income of HPG as a percentage of HPG net sales increased to 15.0% from 11.9% for the same period in 1999. The increase in operating income as a percentage of net sales is due primarily to (i) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume, (iii) continued cost reductions, (iv) the control of fixed costs and (v) the charges in 1999 of $685,000 due to the relocation of the Waynesboro, VA facility, partially offset by (vi) continued price pressure in an increasingly competitive global market place and (vii) a shift in demand of product to higher volumes with lower price and lower standard margins.

Specialized Industrial Group

Net sales of SIG increased $23.7 million, or 32.9%, to $95.5 million from $71.9 million for the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and from January 1, 2000 to March 31, 2000, net sales of SIG increased $9.9 million, or 14.2%, to $79.6 million from $69.7 million for the same period in 1999. This increase is due primarily to (i) strong demand in the segment's served markets and (ii) the introduction of new products, partially offset by (iii) continued price pressure in an increasingly competitive global market place and (iv) unfavorable foreign exchange rates.

Operating income of SIG increased $1.3 million, or 22.7%, to $7.3 million from $6.0 million for the same period in 1999. Operating income of SIG as a percentage of SIG net sales decreased to 7.7% from 8.3% for the same period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, operating income of SIG increased $864,000, or 14.9%, to $6.7 million from $5.8 million for the corresponding period in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, operating income of SIG as a percentage of SIG net sales increased to 8.4% from 8.3% for the same period in 1999. This increase in operating income as a percentage of net sales is due primarily to (i) higher sales volume and (ii) continued cost reductions, partially offset by (iii) the charges in 2000 of $821,000 due to the relocation of the Midtex facility, (iv) continued price pressure in an increasingly competitive global market place, (v) unfavorable exchange rates and (vi) a shift in demand of product to higher volumes with lower price and lower standard margins.


Liquidity and Capital Resources

Although there can be no assurances, the Company anticipates that its cash flow generated from operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility) and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will depend upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the

Company's control. At September 30, 2000, the Company had available unused borrowing capacity of $13.1 million under the Senior Credit Facility.

Cash Provided by Operating Activities

For the nine months ended September 30, 2000, cash provided by operating activities was $4.7 million, compared to $10.2 million for the same period in 1999. The decrease in cash provided by operations is due primarily to an increase in accounts receivable due to higher revenues, an increase in interest expense, an increase in inventory to support higher volumes and turns improving at a slower rate than in 1999, partially offset by an increase in accounts payable and accrued expenses.

The days' sales outstanding for accounts receivable was approximately 45.0 trade days at September 30, 2000 and approximately 47.0 at December 31, 1999. The average days' sales outstanding decreased due to the Company's continued focus on improving its collection efforts.

The Company's inventories increased from $27.5 million at December 31, 1999 to $29.7 million at September 30, 2000. Inventory turns were 5.3 at September 30, 2000 and 4.6 at December 31, 1999. The Company continually focuses on improving its inventory management.

The Company's accounts payable increased from $13.1 million at December 31, 1999 to $16.6 million at September 30, 2000.

Cash Used in Investing Activities

Capital expenditures were $3.8 million for the nine months ended September 30, 2000 and $2.8 million for the corresponding period in 1999. Acquisition spending totaled $60.3 million for the nine months ended September 30, 1999 due to the Products Acquisition. Investment in joint ventures was $144,000 for the nine months ended September 30, 1999. Capital expenditures increased due to the Products Acquisition and expenditures to support higher volume, cost reductions, and new product development.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2000 was $6.7 million compared to cash provided by financing activities of $53.3 million for the same period in 1999. This change is due primarily to financing the Products Acquisition through additional borrowings under the amended Senior Credit Facility as well as additional paid-in capital from the Parent in the first nine months of 1999 and the Company's commitment to working capital management that allowed a significant reduction of debt in the first nine months of 2000.

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

Adjusted EBITDA increased to $24.5 million for the nine months ended September 30, 2000 from $20.0 million for the corresponding period in 1999. Adjusted EBITDA increased to $8.7 million for the three months ended September 30, 2000 from $7.5 million for the corresponding period in 1999.

Inflation
---------

Historically, the Company does not believe inflation had any material effect on the Company's business. However, the Company does believe that inflation began to have an unfavorable impact on the Company's business during 1999 and 2000 due to a tighter US labor market which the Company believes has caused labor costs to increase at a higher percentage level than in previous years.

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

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $23.5 million at September 30, 2000, Tranche B with a balance of $53.7 million at September 30, 2000 and $11.8 million outstanding on the Revolving Credit Facility, all of which bear interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or Eurodollar Rate plus an applicable margin. While changes in the Reference Rate or the Eurodollar Rate could affect the cost of funds borrowed in the near future, only $1.8 million of the Revolving Credit Facility at September 30, 2000 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. The Company, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income and loss, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $134,000 in the nine months ended September 30, 2000 compared to a net loss of $70,000 in the comparable period of 1999.

The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

Part II - Other Information
Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable
Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K

         See Index of Exhibits.

On October 6, 2000, the Company filed a Current Report on Form 8-K to report a change in the registrant's certifying accountant.



                                  SIGNATURES

                                             CII Technologies, Inc.
                                               (formerly known as
                                       Communications Instruments, Inc.)



November 9, 2000                            /s/ Michael A. Steinback
----------------------           -----------------------------------------------
Date                                          Michael A. Steinback
                                     President and Chief Executive Officer



November 9, 2000                            /s/ Richard L. Heggelund
----------------------           -----------------------------------------------
Date                                            Richard L. Heggelund
                                    Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

2.1+ Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated herein by reference to Report on Form 8-K
              (File Number 333-38209).
3.1 Articles of Incorporation of the Company is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
3.2 By-laws of the Company is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
3.3 Articles of Incorporation of Kilovac Corporation ("Kilovac") is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
3.4 By-laws of Kilovac Corporation is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
3.5 Articles of Incorporation of Kilovac International, Inc. ("Kilovac International") is incorporation herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
3.6 By-laws of Kilovac International is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
3.7 Amended and Restated Articles of Incorporation of Corcom, Inc. is incorporated herein by reference to Report on Form 10-K
              (File Number 333-38209)
3.8 By-laws of Corcom, Inc. is incorporated herein by reference to Report on Form 10-K
              (File Number 333-38209)
4.1 Indenture dated as of September 18, 1997 by and among the Company, Kilovac, Kilovac International and Norwest Bank Minnesota, National Association, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
4.2 Purchase Agreement dated as of September 12, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)

4.3 Registration Rights Agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and BancAmerica Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Forms S-4
              (File number 333-38209)
4.4 Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Report on Form 10-K
              (File Number 333-38209)
10.1 Employment Agreement dated as of May, 1993 between the Company and Ramzi A. Dabbagh is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.2          Employment Agreement dated as of May, 1993 between the Company and
              G. Dan Taylor is incorporated herein by reference to Registration Statement on Form S-2
              (File Number 333-38209)
10.3 Employment agreement dated as of May, 1993 between the Company and Michael A. Steinback is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.4 Employment Agreement dated as of January 7, 1994 between the Company and David Henning is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.5 Management Agreement, dated as of September 18, 1997 among the Company, parent and CHS Management III, L.P. is incorporated by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.6 Tax Sharing Agreement dated as of September 18, 1997 between the Company, Parent, Kilovac International and Kilovac International FSC Ltd. is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.7+ Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of America National Trust and Savings Association and BancAmerica Securities, Inc., is incorporated herein by reference to Registration Statement on Forms S-4
              (File Number 333-38209)
10.8 Pledge Agreements dated as of September 18, 1997 by parent, the Company, Kilovac and Kilovac International in favor of Bank of America Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)

10.9 Subsidiary Guarantee dated as of September 18, 1997 by Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.10 Security Agreement dated as of September 18, 1997 among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-3820)
10.11 Stock Subscription and Purchase Agreement dated as of September 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of Kilovac name therein, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.12+ Asset Purchase Agreement dated as of June 27, 1996 between the Company and Figgie International Inc., is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.13 Environmental Remediation and Escrow Agreement, dated as of July 2, 1996, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.14 Lease Agreement dated as of July 2, 1996 by and between Figgie Properties, Inc. and Communications Instruments, Inc. d/b/a Hartman Division of CII Technologies Inc. is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.15 Second Amendment to Stock Subscription and Purchase Agreement dated as of August 26, 1996, by and among the Company, Kilovac and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.16+ Recapitalization Agreement dated as of August 6, 1997 and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.17 Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
              (File Number 333-38209)
10.18 Indemnification and Escrow Agreement dated as of September 18, 1997 by and among Parent, certain investors, certain selling stockholders and

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