Form 10-K
period 2000-12-31
COMMUNICATIONS INSTRUMENTS INC
filed 2001-03-30
CIK 1053916

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                            _______________________


                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the Fiscal Year Ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No fee required)

                            ______________________

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

     On March 31, 2000, the registrant had 1,000 shares of common stock outstanding.

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:


                                                                Part of Form
                                                                10-K Into
                                                                which
                                      Document                  Incorporated
                                      --------                  ------------
Registration Statement on Form S-4.............................    Item 14
Report on Form 8-K.............................................    Item 14

________________________________________________________________________________
________________________________________________________________________________

      Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Those statements involve risks and uncertainties. These forward looking statements are identified by the use of words such as "plans", "will", "expects", "intends" and similar words indicating a discussion of something other than historical facts. The actual results of CII Technologies, Inc. (formerly known as Communications Instruments, Inc.) and Subsidiaries (the "Company" or "CII") could differ significantly from past results, and from those expressed or implied in forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.

      PART I

      ITEM 1 - BUSINESS

      General
      -------

      CII is a designer, manufacturer, and marketer of a broad line of high performance relays, general purpose relays, HVAC relays, solenoids, radio frequency interference "RFI" filters, transformers, and definite purpose contactors. Relays are switches used to control electric current in a circuit; solenoids convert electric signals into mechanical motion; RFI filters are devices that control electromagnetic energy; transformers are a safety electronic device designed to "step-up or down" the incoming voltage supply; and definite purpose contactors are a defined type of relay used to start a compressor or motor in a user's end product. They are critical components for a wide range of commercial, industrial and electronic end products. The high performance group focuses on producing highly engineered relays and solenoids for customized niche applications that demand reliable performance, small size, light weight, low energy consumption, and durability. The specialized industrial group focuses on general purpose relays, RFI filters, transformers and definite purpose contactors used in a broad range of niche commercial end products sold directly to leading Original Equipment Manufacturers ("OEMs") and through established distribution channels. The Company's products are used in a large number of diverse end-use applications including commercial/industrial equipment, commercial aircraft, defense electronics, communications equipment, automatic test equipment, heating, ventilation, air conditioning ("HVAC") industry, and niche automotive applications.

      CII was initially formed in 1980 by Ramzi Dabbagh, the Company's Chairman, and a group of private investors. The Company made its initial acquisition of several relay and switch products from the CP Clare division of General Instruments in 1980, and, since that initial acquisition, Mr. Dabbagh and the management team have pursued a growth strategy of acquiring manufacturers of relay products and related components, often consolidating the acquired companies and/or their product lines into the Company's manufacturing facilities and eliminating significant overhead. In May 1993, the Company was acquired by the predecessor of CIIT Holdings, Inc., a Delaware corporation and the holder of all of the outstanding capital stock of the Company ("Parent") in a leveraged buyout transaction sponsored by a group of investors and members of management.

      In September 1997, the Company consummated an offering of $95,000,000 aggregate principal amount of 10% Senior Subordinated Notes (the "Notes"), due 2004, (the "Offering"). Concurrent with the Offering, (i) Code, Hennessy & Simmons III, L.P., certain members of management, and certain other investors (collectively the "New Investors") acquired approximately 87% of the Parent, and certain of Parent's existing stockholders (the "Existing Stockholders"), including certain members of management, retained approximately 13% of Parent's capital stock

      (collectively the "Recapitalization"); (ii) the Company borrowed approximately $2.7 million pursuant to a new senior credit facility providing for loans of up to $25.0 million (the "Senior Credit Facility");
      (iii) the Company repaid approximately $29.3 million of outstanding obligations under its prior senior credit facility (the "Old Credit Facility") including a success fee of approximately $1.5 million in connection therewith and certain other liabilities (the "Refinancing");
      (iv) the Company purchased for $4.5 million the remaining 20% of the outstanding capital stock of Kilovac Corporation ("Kilovac") that the Company did not then own (the "Kilovac Purchase"); and (v) the Company paid a dividend of approximately $59.4 million to Parent, which was used to consummate the Recapitalization and repay certain indebtedness of the Parent. Pursuant to the Recapitalization, the New Investors, including Code, Hennessy & Simmons, and certain Existing Stockholders, including members of senior management, invested approximately $21.7 million and the retention of capital stock of Parent, which, for the purposes of the Recapitalization was valued at approximately $3.3 million (collectively, the "Transactions").

      On March 9, 1998, pursuant to a Registration Statement on Form S-4 under the Securities Act of 1933, the Company completed an offer to exchange all of its outstanding Notes for 10% Senior Subordinated Notes, due 2004, Series B.

      The Company has the following wholly owned subsidiaries: Kilovac Corporation, a California corporation; Corcom, Inc., an Illinois corporation; Products Unlimited Corporation, an Iowa corporation and Electro-Mech S. A. de C.V., a Mexican corporation. The Company also holds 40% of the shares of CII Guardian International Ltd., an Indian corporation and 50% of the shares of Shanghai CII Electronics Co., Ltd., a Chinese Corporation. Kilovac has the following wholly owned subsidiaries:
      Kilovac International FSC Ltd., a Jamaican corporation; and Kilovac International, a California corporation. Corcom has the following wholly owned subsidiaries: Corcom S.A. de C.V., a Mexico corporation, Corcom West Indies Ltd. and Corcom International Ltd., both Barbados corporations, and Corcom GmbH, a German corporation. Products Unlimited Export, Inc., a U.S. Virgin Islands corporation, is a wholly owned subsidiary of Products Unlimited Corporation.

      The Company's predecessor was incorporated in Delaware in 1980 and merged into the Company which was incorporated in North Carolina in 1993. The Company's executive offices are located at 1200 Ridgefield Boulevard, Suite 200, Asheville, North Carolina, 28806 and its telephone number is
      (828) 670-5300.

      Industry Segments
      -----------------

      The Company has five business units, which have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

      The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments division, Kilovac and the Hartman division. Products manufactured by HPG include high performance signal level relays, power relays and contactors, high voltage relays, solenoids and electronic products. HPG accounted for 40% of 2000 consolidated net sales. SIG includes Corcom, the Midtex brand and Products Unlimited. Products manufactured by SIG include RFI filters, general purpose relays, transformers and definite purpose contactors. SIG accounted for 60% of 2000 consolidated net sales.

      In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income, other income and expense, income taxes and extraordinary items.

      Products
      --------

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

      High performance relays- High performance relays are characterized by their reliable performance and durability in adverse operating environments. High performance relays provide customers with the advantages of smaller size, lighter weight, longer life, lower energy consumption, and greater reliability than general-purpose relays. Many of the Company's high performance relays are hermetically sealed in metal or ceramic enclosures to protect the internal operating mechanisms from harsh environments and to improve performance and reliability. The Company manufactures more than 800 types of high performance relays in its North Carolina, Ohio, and California facilities. The Company, through a joint venture, also produces certain high performance relays in India. High performance relays generally command higher selling prices than general-purpose relays. The Company's high performance relays are sold to manufacturers of commercial aircraft, communication systems, medical equipment, avionics systems, automatic test equipment, aerospace and defense products. High performance relays accounted for approximately 39%, 42%, and 74% of the Company's net sales in 2000, 1999, and 1998, respectively.

      General purpose relays- The Company's general-purpose relays are generally targeted towards niche applications with which the Company has sole source relationships or limited competition. The Company's general-purpose relays are used in commercial and industrial applications where performance and reliability requirements are somewhat less demanding than those for high performance relays. These relays are generally manufactured for the Company in Mexico and in Asia where longer production runs create operating efficiency with production lines that are either semi-automated or utilize lower-cost assembly labor. The Company's general purpose relay offering includes some of the more sophisticated product types in the general-purpose category. Specific applications for the Company's general-purpose relays include environmental management systems and telecommunication switches. General-purpose relays accounted for approximately 4%, 5%, and 12% of the Company's net sales in 2000, 1999, and 1998 respectively.

      HVAC relays - The Company's HVAC relays are produced for application in the HVAC market. These relays, used in control of heating or cooling systems, are designed to meet environmental and functional demands of domestic, commercial and industrial systems. This type of relay is used in control of fan motors, pumps, gas valves and other accessories associated with space heating/cooling or refrigeration. Three basic relay types are built in Iowa for domestic and export sales. Approximately 80% of the HVAC relays produced by the Company are sold to OEMs who either use the products directly in new production, or resell the products through manufacturer supported service organizations. The remaining sales are to private repair or replacement organizations. One of the three relay types has a unique design and is applied to match air conditioning or refrigeration motors, and assures dependable motor starts under all conditions.

      Definite purpose contactors - Definite purpose contactors are a specialized application of switching device positioned to serve a niche in the HVAC market. The product is designed to provide a low cost, reliable control with a definite life in service. The term definite purpose describes the limited use of applications differentiating this class of contactors from general purpose contactors. General purpose contactors have replaceable parts, few limitations for use, and selling prices five to six times the cost of definite purpose contactors. The definite purpose contactors cover 20 to 120 amperes switching of 120 to 600 VAC in one, two, three and four pole configurations. The definite purpose contactors are sold domestically to OEM's and are exported for use in Europe and Asia. The definite purpose contactor is intended to meet the rigorous requirements of service in HVAC or refrigeration applications for a typical ten year service life. Definite purpose contactors are manufactured at one of the Company's facilities in Illinois. Definite purpose contactors accounted for approximately 16% and 13% of the Company's net sales in 2000 and 1999, respectively.

      Solenoids- Solenoids are similar to relays in design, but rather than control currents or transmissions, they are applied when a defined mechanical motion is required in the user's equipment or system. Like relays, solenoids can be made in many sizes and shapes to meet specific customer application requirements. The Company supplies products to the high performance and the general-purpose solenoid markets. High performance solenoids are custom designed and are used in the aerospace industry, and in applications such as aerospace de-icing equipment, commercial aircraft fuel shut-off valves, locking mechanisms for landing gear, and thrust reversers for aircraft engines. General-purpose solenoid types are used in vending machines, automation equipment, office equipment, and cameras.

      Filters

      RFI Filters - RFI Filters are electronic components used to protect electronic equipment from radio frequency interference ("RFI") conducted through the alternating current ("AC") power cord. RFI Filters are also used to control the emission of the RFI generated by electronic equipment so these emissions do not interfere with other electronic devices. The Company also manufactures a complete line of Signal Sentry(TM) products, which are filtered modular RJ jacks designed to solve RFI problems on signal lines. The Company maintains a catalog of standard commercial filters that contains approximately 500 designs, offering a variety of sizes, electrical configurations, current ratings and environmental capabilities. These filters consist of electronic circuits utilizing passive electrical components: inductance coils, capacitors and resistors. These circuits are enclosed in a metal or plastic case having terminals, lead wires or integral connectors, for attachment to associated equipment. The Company also manufactures and sells RFI filters for the military and facility markets. Both product lines are manufactured at two of the Company's facilities in Mexico. Both product lines are similar to commercial filters in their basic function and design. However, military filters are subject to extremely high performance requirements as described by military specification. Facility filters are larger versions of the Company's line of commercial filters and are used to control RFI conducted through the main power line feeding secure facilities. All the Company's filters are designed and built to operate continuously for at least five years when connected across a live AC power line. The filters must perform without interruption because, in most cases, they are energized even when the equipment in which they are installed is switched off. RFI Filters accounted for approximately 25%, 23% and 14% of the Company's net sales in 2000, 1999 and 1998, respectively.

      Transformers

      Transformers - Transformers are electrical devices used extensively in control and safety systems. Transformers are used in all modern electronic devices and control systems to provide low voltage from a higher voltage source. The transformer changes AC voltages either up or down from the input voltage (primary) to the output voltage (secondary) and may provide multiple voltage sources if so constructed. The Company is the leading producer of transformers used in the domestic HVAC market. All domestic thermostatic controls require a transformer to be used to provide a safe 24 VAC control voltage. The Company is a primary source for Class II (energy limiting) transformers, supplying all domestic HVAC manufacturers. Several lines of standard and numerous specialized transformers are produced and shipped from two manufacturing locations in the United States. Transformers accounted for approximately 13% and 11% of the Company's net sales in 2000 and 1999, respectively.

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

      Product Development

      The Company intends to develop new products with its customers to meet the application requirements of its customers and to expand the Company's technical capabilities. The Company has in the past formed strategic partnerships with certain customers to develop new products, improve existing products, and reduce total product costs. The Company's customers funded approximately $195,000, $1.2 million and $1.0 million of the Company's product development costs in 2000, 1999 and 1998, respectively.

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

      The Company has developed several new high performance relays to be used in the commercial airframe, high frequency communications, space satellite, and automatic test equipment markets . These products have been placed into production in 2000 and the Company expects to begin selling certain of these products in 2001 and beyond. The Company continues to develop lighter, smaller and higher performing relays to serve new, existing and emerging markets. The Company continues to develop these products for new end use applications.

      Additionally, the Company has developed several new industrial relays and contactors that are used in the industrial power management and transportation markets. The products have been placed into production in 2000 and the Company expects to continue selling such products in 2001 and beyond.

      Proprietary Rights

      The Company currently holds 17 US patents and 20 foreign patents; 17 registered US trademarks and 29 registered foreign trademarks, and has three US pending patent applications, 10 foreign patent applications, one international patent and nine US trademarks pending. The Company intends to continue to seek patents on its products and trademark applications, as appropriate. The Company does not believe that the success of its business is materially dependent on the existence, validity or duration of any patent or trademark.

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

      Customers

      The Company has established a diversified base of customers representing a wide range of industries and applications. Sales to customers outside of the United States totaled approximately 14.4% of net sales during 2000 (comprised primarily of approximately 4.4% to Europe, 2.8% to North America, and 2.3% to Asia). Approximately 20%, 9% and 12.3% of the Company's net sales in 1998, 1999 and 2000, respectively, were made, directly or indirectly, to the U.S. Department of Defense. No single customer accounted for 10% or more of the Company's total net sales for 2000, 1999 or 1998, respectively.

      Backlog

      The Company's backlog at December 31, 2000 was $67.1 million, with $60.0 million shippable within 1 year. The Company's backlog at December 31, 1999 was $60.7 million, with $51.1 million shippable within 1 year. The Company's backlog at December 31, 1998 was $58.4 million, with $49.8 million shippable within 1 year.

      Competition

      The Company competes primarily on the basis of quality, reliability, price, services, and delivery. Its primary competitors are Teledyne Relays, Jennings, Leach, ECE and Eaton in the high performance relay market, Tyco Electronics in the general purpose relay market, Shaffner A.G., and Delta in the RFI filter market, Siemens, Cutler-Hammer, Square D and Honeywell in the definite purpose contactor market, Basler and Honeywell in the transformer market and General Electric and Honeywell in the HVAC relay market. Several of the Company's competitors have greater financial, marketing, manufacturing, and distribution resources than the Company and some have more automated manufacturing facilities. There can be no assurance that the Company will be able to compete successfully in the future against its competitors or that the Company will not experience increased price competition, which could adversely affect the Company's results of operations. The Company also faces competition from its competitors for acquisition opportunities .

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

      Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement) with the Prior owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $3.0 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and running of a groundwater remediation system at the Fairview facility. As of December 31, 2000, approximately $1.4 million remained in the interest bearing escrow account. The Company has entered into an Administrative Order or Consent with the State of North Carolina to clean up the site and is responsible for investigation, soil remediation and groundwater remediation costs in excess of the escrowed amount, if any. The Company does not believe that the total investigation and remediation costs will exceed the amounts along with the interest earned on those amounts that the Prior Owner has deposited pursuant to the Settlement Agreement, to such an extent that it will have a materially adverse affect on the Company's financial position or results of operations. The Company has accrued a liability for the total remediation costs of $1.8 million as of December 31, 2000. The Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site. If the site remedial system fails to perform as anticipated, or if the funds provided by the Prior Owner pursuant to the Settlement Agreement together with the Company's reserve are insufficient to remediate the property, the Company could be required to incur costs that could materially and adversely affect the Company.

      In connection with the Company's purchase of certain assets and certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International, Inc., which is now known as Scott Technologies, Inc. ("STI") (the "Hartman Acquisition"), the Company entered into an agreement pursuant to which it leased from a wholly-owned subsidiary of STI a manufacturing facility in Mansfield, Ohio, (the "Mansfield Property") at which Hartman has conducted operations (the "Lease"). The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. The Lease included an indemnity of the lessor to the Company, guaranteed by STI, for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million. On or about January 5, 2000, the Company entered into an agreement with the Lessor in which it purchased the property and certain equipment. This agreement followed the decision by the Lessor's registered environmental consultant that no further environmental remediation was needed at the property so long as the property was restricted to industrial usage. The agreement preserves the Lease indemnity but reduces the indemnity cap to $1,000,000 over ten years if the former owner does not seek and obtain a covenant not to sue from the Ohio EPA relating to the site and reduces the cap to $0 over ten years if it obtains a covenant not to sue relating to the site from the Ohio EPA. In either event, the agreement leaves in place the Company's right to seek contribution or indemnity under common law or statute from STI for environmental problems. As an owner of the Mansfield Property, the Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Company believes that actual remediation costs, if any, will not exceed STI's indemnification obligation. If there are remediation costs that the Company is held liable for and the Company is unable to obtain, or is delayed in obtaining indemnification from STI for any reason, the Company could be materially and adversely affected. See Note 9 to Consolidated Financial Statements of CII Technologies, Inc and Subsidiaries. The Company does not maintain environmental impairment liability insurance.

      Employees

      As of December 31, 2000, the Company had approximately 2,800 employees. Of these employees, approximately 450 are salaried employees and approximately 2,350 are hourly workers. Of the approximately 450 salaried employees, approximately 150 perform manufacturing functions, 220 are engineers over 40 of whom are engaged in research and development activities, including the design and development of new customer applications, 65 perform quality assurance tasks and approximately 40 perform customer service. Approximately 150 of the Company's employees in the Mansfield, Ohio facility are represented by the Communications Workers of America, AFL-CIO, CLC and are covered by a collective bargaining agreement, which is scheduled to expire in September 2003.

      The Company closed the Waynesboro, Virginia facility in 1999 as negotiated and accepted by the United Electrical, Radio and Machine Workers of America, relocating production to the North Carolina facilities.

      The Company believes that its relations with its employees are satisfactory.

      Item 2 - Properties

      Facilities

      The Company, headquartered in Asheville, North Carolina, operates the following manufacturing and distribution facilities. The Company believes that such facilities are maintained in good condition and are adequate for its present and intended needs:

      Location                         Square        Leased/        Products Manufactured
      --------                         ------        -------        ---------------------
                                       Footage       Owned
                                       -------       -----
      Fairview, North Carolina           70,000      Owned          High performance relays and solenoids

      Sterling, Illinois                 64,500      Owned          Definite purpose contactors

      Mansfield, Ohio                    53,000      Owned          High performance power relays

      Juarez, Mexico                     47,000      Owned          RFI filters

      Juarez, Mexico                     45,000      Leased         General purpose relays

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

      Prophetstown, Illinois             18,000      Owned          Transformers

      Sabula, Iowa                       14,800      Owned          HVAC relays

      Juarez, Mexico                     13,000      Leased         Facility Filters

      El Paso, Texas                      8,000      Leased         Distribution center

      Martinsreid, Germany                8,000      Leased         Sales and distribution center


      The Company's manufacturing and assembly facilities contain approximately an aggregate of 489,000 square feet of floor space. The Company currently has available manufacturing space in certain of its facilities.

      The Company believes this available manufacturing capacity will allow for the integration of future product line acquisitions and/or the development of new product lines. The Company's two facilities in North Carolina, and its facility in Ohio, each of which manufactures products for the military, maintain Military Standard 790 and Military Standard I 45208 certifications, respectively. The Company's facility in Ohio, its three facilities in Mexico, its facility in Asheville, North Carolina and its facility in Illinois are all ISO9001 certified and its facility in California is ISO9001 and QS9000 certified. The facilities in California, Ohio, El Paso, and both facilities in Juarez are ISO 14001 certified. The facility in California is also Mil-R-83725 certified.

      The lease for the Company's facility in Illinois expires in 2004, the lease on one of its facilities in Juarez, Mexico expires in 2002, the other Juarez facility is leased on a month to month basis, the lease on its facility in Martinsreid, Germany expires in 2005, the lease on one of the El Paso warehouses expires in 2002, the lease on the other El Paso warehouse is on a month to month lease and the lease on its facility in California expires in 2002. The Juarez and El Paso facilities on month to month leases relate to Midtex operations which the Company is in the process of relocating the production to the Company's joint ventures.

      Item 3 - Legal Proceedings

      The Company is involved in legal proceedings from time to time in the ordinary course of business. As of the date of this Form 10-K, the Company is not a party to any lawsuit or proceeding which, individually or in the aggregate, in the opinion of management, is reasonably likely to have a material adverse effect on the financial condition of the Company.

      Item 4 - Submission of Matters to a Vote of Security Holders

      Not Applicable

      Part II

      Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

      Not Applicable

      Item 6 - Selected Consolidated Financial Data

      The following information is qualified in its entirety by the consolidated financial statements of the Company. The following selected consolidated financial data as of the dates and for the periods indicated were derived from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-K, except data as of, and for, (i) the year ended December 31, 1996 and (ii) data as of December 31, 1997, which was derived from audited consolidated financial statements of the Company (including its predecessors) not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto, appearing elsewhere in this Form 10-K.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            Fiscal Year Ended December 31,
                                                           ---------------------------------------------------------------
                                                             1996         1997          1998          1999          2000
                                                           --------     --------      --------      --------      --------
Statement of Operations Data:
Net sales ...............................................  $ 66,336     $ 89,436      $120,030      $173,983      $207,544
Cost of sales ...........................................    46,779       59,601        81,285       127,905       153,119
                                                           --------     --------      --------      --------      --------
        Gross margin ....................................    19,557       29,835        38,745        46,078        54,425
Selling expenses ........................................     4,903        6,077         8,635        12,083        14,071
General and administrative expenses (1) .................     5,464        7,432         8,935        11,593        12,731
Research and development expenses .......................     1,011        1,090         1,328         1,714         2,070
Amortization of goodwill and other
      intangible assets .................................       543          648         1,769         4,537         5,037
Facility relocation charges.(2) .........................         -            -             -           911           901
Special acquisition expenses (3) ........................         -          260             -             -             -
                                                           --------     --------      --------      --------      --------
          Income from operations ........................     7,636       14,328        18,078        15,240        19,615
Interest expense and other financing
      costs, (net) (4)...................................    (5,055)      (6,573)      (12,552)      (17,887)      (19,737)
Cancellation fees (5) ...................................         -         (800)            -             -             -
Other income (expense), net  (6) ........................       201          (17)         (171)         (597)          211
                                                           --------     --------      --------      --------      --------
  Income (loss) before income taxes,
       minority interest in subsidiary and
       extraordinary items ..............................     2,782        6,938         5,355        (3,244)           89
Provision for (benefit from) income taxes ...............     1,120        2,836         2,371          (419)        1,208
                                                           --------     --------      --------      --------      --------
Income (loss) before minority interest in
   subsidiary and extraordinary items ...................     1,662        4,102         2,984        (2,825)       (1,119)
Income applicable to minority interest in
   subsidiary ...........................................       (33)         (55)            -             -             -
                                                           --------     --------      --------      --------      --------
Income (loss) before extraordinary items ................  $  1,629     $  4,047      $  2,984      $ (2,825)     $ (1,119)
Extraordinary items (less applicable income
  tax benefit: 1997- $266, 1998 - $234 (7) ..............         -         (398)         (351)            -             -
                                                           --------     --------      --------      --------      --------
      Net income (loss) .................................  $  1,629     $  3,649      $  2,633      $ (2,825)     $ (1,119)
                                                           ========     ========      ========      ========      ========

Other Financial Data:
Gross Margin % ..........................................      29.5%        33.4%         32.3%         26.5%         26.2%
Depreciation and amortization ...........................  $  3,551     $  4,320      $  6,928      $ 13,497      $ 14,399
Capital Expenditures ....................................  $  2,449     $  2,146      $  2,795      $  4,430      $  4,958
Ratio of earrnings to fixed charges (8)..................       1.7x         2.1x          1.4x          0.8x          1.0x
Net cash provided by (used in)
     Operating Activities ...............................  $  8,498     $  6,438      $  9,232      $ 12,713      $  6,128
     Investing Activities ...............................   (14,548)     (12,689)      (50,543)      (64,017)       (5,139)
     Financing Activities ...............................     5,973        6,433        41,482        56,880        (6,227)
Other Non-GAAP Financial Data (9):
Adjusted EBITDA .........................................  $ 11,873     $ 19,128      $ 24,766      $ 29,083      $ 34,067
Adjusted EBITDA Margin % ................................      17.9%        21.4%         20.6%         16.7%         16.4%

Balance Sheet Data:
Cash and cash equivalents ...............................  $    116     $    298      $    469      $  6,045      $    807
Working Capital .........................................    12,143       21,268        24,416        29,035        29,794
Property, plant and equipment, net ......................    15,796       16,824        22,841        40,747        37,337
Total assets ............................................    60,725       76,283       129,881       200,025       195,542
Total debt ..............................................    30,622      101,622       138,681       190,669       184,330
Stockholders' equity (deficiency) .......................    11,750      (43,594)      (35,855)      (33,826)      (35,037)

(1) Reflects a non cash charge of $144,000 in 1999 and $84,000 in 2000 for compensation for stock options granted in 1999 and 2000, respectively.
(2) Reflects a one time expense in 1999 of $911,000 related to the announced relocation of operations from the Company's Waynesboro, VA facility to its facility in North Carolina and a one time expense in 2000 of $901,000 related to the announced relocation of operations from the Company's Midtex facility in Juarez, Mexico to the Company's joint ventures in China and India.
(3) Special acquisition expenses in 1997 consist of one-time costs associated with the integration of operations acquired from Genicom Corporation in Waynesboro, Virginia ("Genicom") to the Company.
(4) Interest expense in 1996 includes a charge of $1.6 million related to costs associated with the preparation of a withdrawn initial public offering of Parent's capital stock. Interest expense in 1997 includes additional success fee expense of $917,000 related to the payment of the Old Credit Facility.
(5) Reflects commitment fees and other expenses of $800,000 incurred in connection with a credit facility set up to provide financing in the event the Offering was not consummated.
(6) Reflects in 1999, a valuation reserve of $500,000 against a receivable from Genicom in relation to a claim the Company filed against Genicom in December 1999 based upon the purchase agreement which entitled the Company to recover up to $500,000 for inventory unused or unsold during the two years following the acquisition. In March 2000, Genicom filed a petition for reorganization in Federal Bankruptcy Court.

(7) Extraordinary item in 1997 represents the write-off of the unamortized portion of the debt issuance costs related to the Old Credit Facility (as defined), and in 1998 represents the write-off of the unamortized portion of financing fees associated with the Old Senior Credit Facility (as defined).
(8) For purposes of determining the ratio of fixed charges, earning are defined as earnings before income taxes and minority interest in subsidiary plus fixed charges, and fixed charges consist of interest expense, which includes amortization of deferred debt issuance costs and deferred financing costs and the portion of rental expense on capital and operating leases deemed representative of the interest factor.
(9) Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, gain or loss on disposal of assets, extraordinary, unusual and nonrecurring items, facility relocation charges as referred to in footnote (2), special acquisition charges referred to in footnote (3) above, the provision for loss in April 1997 for receivables relating primarily to a single customer, the non cash charges resulting from the Parent stock options granted in 1999 and in 2000, referred to in footnote (1), the expense in 1999 for the valuation reserve of the receivable from Genicom relating to the purchase agreement referred to in footnote (6) above and the non-cash write-ups and non-cash charges resulting from the write-up of inventory arising in connection with the acquisition of 80% of Kilovac (the "Kilovac Acquisition"), the Hartman Acquisition, the Kilovac Purchase, the purchase of 100% ownership in ibex Aerospace Inc. ("ibex") of Naples, Florida (the "ibex Acquisition") and the purchase of certain assets and certain liabilities of the Genicom Relays Division ("GRD") of Genicom (the "GRD Acquisition"), the purchase of certain assets and certain liabilities of Wilmar Electronics Inc. (the "Wilmar Acquisition"), the acquisition of all the outstanding capital stock of Corcom, Inc. (the "Corcom Merger"), the purchase of certain assets and certain liabilities of the Cornell Dubilier's electronics relays division (the "CD Acquisition"), and the purchase of all the outstanding equity securities of Products Unlimited Corporation (the "Products Acquisition") pursuant to Accounting Principles Board Opinion Nos. 16 and 17. EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of EBITDA. EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate EBITDA in the same manner.

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

          Overview

          On March 19, 1999, the Company purchased all of the outstanding equity securities of Products Unlimited Corporation, an Iowa corporation ("Products"), a manufacturer and marketer of relays, transformers and definite purpose contactors for the HVAC industry (the "Products Acquisition"). Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million. Subsequently, the Company received a $764,000 working capital purchase price adjustment. In addition, if Products achieved certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company would make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued approximately $786,000 in accordance with the terms of the agreement, which amount was paid in February 2000. For the year ended December 31, 2000, the Company is not required to make an additional payment in accordance with the terms of the agreement. The payment of the initial purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

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

          On December 1, 1997, the Company acquired certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). GRD, which was located in Waynesboro, Virginia, was a manufacturer of high performance signal relays. The GRD Acquisition was financed by a draw on the Company's Old Senior Credit Facility. The Company finalized its plans to relocate the manufacturing operations from the Waynesboro, VA facility to its facilities in North Carolina in 1998. The costs of this facility relocation, totaled approximately $1.1 million, of which approximately $911 was expensed in 1999.

          Under the terms of the purchase agreement with Genicom, the Company was entitled to recover up to $500 for inventory unsold or unused during the two years following acquisition. In December 1999, the Company submitted a claim against Genicom for the $500. In March 2000, Genicom filed a petition for reorganization in Federal District Court. As a result, the Company recorded a valuation reserve of $500 against this receivable in 1999.

          Due to the Company's historical growth through acquisitions, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

          Results of Operations

          The following table sets forth, for the periods indicated, information derived from the consolidated statements of operations expressed as a percentage of net sales. There can be no assurance that the trends in sales growth or operating results will continue in the future.

                                                      1998      1999     2000
                                                      ----      ----     ----
          Net sales                                  100.0%    100.0%   100.0%
          Cost of sales                               67.7%     73.5%    73.8%
                                                     -----      ----     ----
          Gross margin                                32.3%     26.5%    26.2%
          Selling expenses                             7.2%      6.9%     6.8%
          General and administrative expenses          7.4%      6.7%     6.1%
          Research and development                     1.1%      1.0%     1.0%
          Other expenses                               1.5%      3.1%     2.8%
                                                     -----      ----     ----
          Operating income                            15.1%      8.8%     9.5%


          Consolidated

          Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

          Net sales of the Company for 2000 increased by $33.6 million, or 19.3% to $207.5 million from $174.0 million in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, net sales of the Company for 2000 increased $19.8 million, or 11.5%, to $191.7 million from $171.9 million in 1999. This increase is due primarily to (i) strong demand in the Company's served markets and (ii) introduction of new products, partially offset by (iii) continued price pressure in an increasingly competitive global market place and (iv) unfavorable exchange rates.

          Gross profit of the Company for 2000 increased $8.3 million or 18.0%, to $54.4 million from $46.1 million in 1999. Gross profit as a percentage of net sales in 2000 decreased to 26.2% from 26.5% in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, gross profit of the Company for 2000 increased $6.1 million, or 13.4% to $51.8 million from $45.7 million in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, gross profit as a percentage of net sales increased to 27.0% from 26.6% in 1999. The increase in gross margin as a percentage of net sales is due primarily to (i) lower overhead costs in 2000 due to the relocation of the Waynesboro, Va facility, (ii) higher sales volume and (iii) continued cost reductions, partially offset by (iv) continued price pressure in an increasingly competitive global market place, (v) unfavorable foreign exchange rates and (vi) a shift in demand to higher volumes with lower price and lower standard margins.

          Selling expenses for the Company for 2000 increased approximately $2.0 million, or 16.0%, to $14.1 million from $12.1 million in 1999. Selling expenses as a percentage of net sales decreased to 6.8% in 2000 from 7.0% in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, selling expenses for the Company for 2000 increased $1.3 million, or 10.8% to $13.3 million from $12.0 million in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, selling expenses as a percentage of net sales remained the same at 7.0% in 2000 and 1999.

          General and administrative expenses for the Company for 2000 increased $1.1 million, or 9.8%, to $12.7 million from $11.6 million in 1999. General and administrative expenses as a percentage of net sales decreased to 6.1% from 6.6% in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, general and administrative expenses for the Company for 2000 increased $643,000, or 5.6%, to $12.2 million from $11.6 million in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, general and administrative expenses as a percentage of net sales decreased to 6.4% from 6.7% in 1999. The decrease in general and administrative expenses as a percentage of net sales is caused primarily by higher sales volumes with continued control of fixed costs partially offset by higher variable compensation resulting from the Company's growth.

          Research and development expenses for the Company in 2000 increased $356,000, or 20.8%, to $2.1 million from $1.7 million in 1999.
          Research and development expenses as a percentage of net sales remained at 1% as for the same period in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, research and development expenses for the Company increased $276,000, or 16.2%, to $2.0 million from $1.7 million in 1999. Excluding Products for the period from March 19, 1999 to March 31, 1999 and January 1, 2000 to March 31, 2000, research and development expenses as a percentage of net sales remained at 1% as for the same period in 1999.

          Amortization of goodwill and other intangibles for the Company in 2000 increased $500,000, or 11.0%, to $5.0 million from $4.5 million in 1999. The increase relates to a full year amortization of Products.

          Facility relocation charges for the year ended December 31, 2000 were $901,000 as compared to $911,000 for the same period in 1999. The fiscal 2000 charges are in connection with the Company's relocation of its Midtex facility and the fiscal 1999 charges are in connection with the Company's relocation of its Waynesboro, VA facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to other of the Company's facilities or its Joint Ventures. The relocation of the Waynesboro, VA facility was completed in 1999. The relocation of the Midtex facility is expected to be completed by March 31, 2001.

          Interest expense and other financing costs of the Company for 2000 increased $1.9 million, or 10.5%, to $19.7 million from $17.9 million in 1999. The increase was due primarily to the increased debt levels associated with financing the Products Acquisition and increases in interest rates partially offset by lower pre-acquisition debt.

          Other income in 2000 was $211,000 compared to expense of $597,000 for 1999. The income in 2000 is due primarily to the equity earnings in the Company's Joint Ventures. The expense in 1999 is due primarily to the write-off of a receivable from Genicom in 1999. Under the terms of the purchase agreement with Genicom, the Company was entitled to recover up to $500,000 for inventory unsold or unused during the two years following the acquisition. In December 1999, the Company submitted a claim against Genicom for $500,000. In March 2000, Genicom filed a petition for reorganization in Federal Bankruptcy Court. As a result, the Company recorded a valuation reserve of $500,000 against this receivable in 1999.

          Income tax expense in 2000 was 1357.0% of income before income taxes as compared to 12.9% of loss before income taxes in 1999. The decreased effective tax rate as a percentage of pre-tax income (loss) is due primarily to the effect of goodwill amortization not deductible for tax purposes from the Corcom Merger and the Products Acquisition.

          Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

          Net sales of the Company for 1999 increased by $54.0 million, or 44.9% to $174.0 million from $120.0 million in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, net sales of the Company for 1999 decreased $ 12.9 million, or 10.8%, to $106.2 million from $119.1 million in 1998. This decrease is due primarily to (i) a softening in the military/defense and automatic test equipment markets, (ii) lower net sales as a result of the relocation of operations due to required requalifications in the customer base, (iii) a 1998 peak in sales of a certain type of relay used in the communications market, (iv) competitive price pressure partially offset by (v) a slow recovery in some Asian markets, and (vi) stronger telecom market sales in the filter business.

          Gross profit of the Company for 1999 increased $7.3 million or 18.9%, to $46.1 million from $38.7 million in 1998. Gross profit as a percentage of net sales in 1999 decreased to 26.5% from 32.3% in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, gross profit of the Company for 1999 decreased $4.6 million, or 12.0% to $33.8 million from $38.4 million in 1998. Excluding Corcom for the period from June 19, 1998 (date of acquisition) to June 30, 1998 and January 1, 1999 to June 30, 1999 and the effect of the Products Acquisition, gross profit as a percentage of net sales decreased to 31.9% from 32.3% in 1998. The decrease in gross margin as a percentage of net sales is due primarily to the unfavorable effect of lower revenue from the relocation of operations due to required requalifications in the customer base and lower volumes at lower sales prices in an increasingly competitive market partially offset by continued cost reductions.

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

          Facility relocation charges for the year ended December 31, 1999 were $911,000. These charges are in connection with the Company's relocation of its Waynesboro, VA facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to other of the Company's facilities. The relocation of the Waynesboro, VA facility was completed in 1999.

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

          Income tax expense 1999 was 12.9% of loss before income taxes as compared to 44.3% of income before income taxes in 1998. The decreased effective tax rate as a percentage of pre-tax income (loss) is due primarily to the effect of goodwill amortization not deductible for tax purposes from the Corcom Merger and the Products Acquisition.

          Segment Discussion (See Note 14 to the consolidated financial statements)

          High Performance Group

          Year ended December 31, 2000 Compared to Year Ended December 31, 1999

          Net sales of HPG increased by $6.9 million, or 9.0%, to $83.4 million from $76.5 million in 1999. The increase was due primarily to (i) strong demand in the some of the segments served markets and (ii) the introduction of new products, partially offset by (iii) continued price pressure in an increasingly competitive global market place.

          Operating income of HPG increased by $3.2 million, or 31.0%, to $13.4 million from $10.2 million in 1999. Operating income of HPG as a percentage of HPG net sales increased to 16.0% from 13.3% in 1999. This increase in operating income as a percentage of net sales is due primarily to (i) lower overhead costs in 2000 due to the relocation of the Waynesboro, VA facility, (ii) higher sales volume, (iii) continued cost reductions, (iv) the charges in 1999 of $911,000 due to the relocation of the Waynesboro, VA facility, partially offset by (v) continued price pressure in an increasingly competitive global market place and (vi) a shift in demand of product to higher volumes with lower price and standard margins.

          Year ended December 31, 1999 Compared to Year Ended December 31, 1998

          Net sales of HPG decreased by $12.6 million, or 14.1%, to $76.5 million from $89.1 million in 1998. The decrease was due primarily to
          (i) a softening in the military/defense and automatic test equipment markets, (ii) lower net sales as a result of the relocation of operations due to required requalifications in the customer base, and
          (iii) competitive price pressure partially offset by a slow recovery in some Asian markets.

          Operating income of HPG decreased by $7.3 million, or 41.8%, to $10.2 million from $17.5 million in 1998. Operating income of HPG as a percentage of HPG net sales decreased to 13.3% from 19.6% in 1998. This decrease in operating income as a percentage of net sales is due primarily to (i) lower sales prices in an increasingly competitive market, (ii) lower revenues, (iii) costs of approximately $911,000 incurred during 1999 of expenses in connection with the relocation of the Waynesboro, VA facility and (iv) the unfavorable effect of lower revenue from the relocation of operations due to required requalifications in the customer base, partially offset by (v) cost reductions and (vi) removal of duplicate expenses at the Company's Waynesboro, VA facility.

          Specialized Industrial Group

          Year ended December 31, 2000 Compared to Year Ended December 31, 1999

          Net sales of SIG increased by $26.2 million, or 26.7%, to $124.4 million from $98.2 million in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, net sales of SIG increased by $12.5 million, or 13.0%, to $108.5 million from $96.1 million in 1999. This increase is due primarily to (i) strong demand in the segment's served markets and (ii) the introduction of new products, partially offset by
          (iii) continued price pressure in an increasingly competitive global market place, and (iv) unfavorable foreign exchange rates.

          Operating income of SIG increased by $1.9 million , or 24.2%, to $9.9 million from $8.0 million in 1999. Operating income of SIG as a percentage of SIG net sales decreased to 8.0% from 8.1% in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, operating income of SIG increased by $1.4 million, or 18.4%, to $9.3 million from $7.8 million in 1999. Excluding Products for the period from March 19, 1999 (date of acquisition) to March 31, 1999 and January 1, 2000 to March 31, 2000, operating income as a percentage of net sales increased to 8.5% from 8.1% in 1999. The increase in operating income as a percentage of net sales is due primarily to (i) higher sales volumes and (ii) continued cost reductions partially offset by (iii) the charges in 2000 of approximately $900,000 due to the relocation of the Midtex facility, (iv) continued price pressure in an increasingly competitive global market place, (v) unfavorable exchange rates and (vi) a shift in demand of product to higher volumes with lower prices and lower standard margins.


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

          Liquidity and Capital Resources

          Cash provided by operating activities was $6.1 million in 2000, $12.7 million in 1999 and $9.2 million in 1998. The decrease in cash provided by operations from 1999 to 2000 is primarily due to an increase in accounts receivable due to higher revenues, an increase in interest expense, an increase in inventory to support higher volumes and turns improving at a slower rate than 1999 partially offset by lower net loss in 2000 and an increase in accounts payable and other accrued liabilities. The increase in cash provided by operations from 1998 to 1999 is primarily due to continued reductions in inventories, partially offset by a reduction in accounts payable.

          The Company's accounts receivable increased from $23.7 million at December 31, 1999 to $27.6 million at December 31, 2000 due to the increase in net sales. The Company's accounts receivable increased from $15.6 million at December 31, 1998 to $23.7 million at December 31, 1999. Of this increase, $8.6 million was attributable to the Products Acquisition. The days' sales outstanding for accounts receivable was approximately 48 trade days, 47 trade days and 50 trade days at December 31, 1998, 1999 and 2000, respectively.

          The Company's inventories increased from $27.5 million at December 31, 1999 to $31.0 million at December 31, 2000. The Company's inventories increased from $26.7 million at December 31, 1998 to $27.5 million at December 31, 1999. Of this increase, $4.8 million was attributable to the Products Acquisition, resulting in a net decrease in inventories of $4.0 million during 1999.

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

          Capital expenditures, excluding the effects of acquisition, were approximately $4.9 million in 2000, $4.4 million in 1999, and $2.8 million in 1998. In 2000, capital expenditures included approximately $1.6 million for increased capacity, approximately $1.8 million for increased efficiency and cost reductions, approximately $900,000 for equipment replacement and rework and approximately $700,000 for new product development. In 1999, capital expenditures included approximately $1.2 million for increased capacity, approximately $2.1 million for increased efficiency and cost reductions, approximately $797,000 for equipment replacement and rework and approximately $292,000 for new product development. In 1998, capital expenditures included approximately $182,000 for increased capacity, approximately $1.5 million for increased efficiency and cost reductions, approximately $712,000 for equipment replacement and rework and approximately $437,000 for new product development. Acquisition spending totaled $59.4 million in 1999 and $47.7 million in 1998.

          The Company has a borrowing arrangement with a bank which provides for a maximum credit facility of $115.0 million (including $3.0 million for stand-by letters of credit), limited by outstanding indebtedness under the initial $35.0 million term loan agreement ("Tranche A") and the $55.0 million term loan agreement ("Tranche B") or availability under the borrowing base, as defined in the loan agreement (the "Senior Credit Facility"). The amount available for borrowings under the Senior Credit Facility at December 31, 2000 was approximately $11.0 million. All funds may be borrowed as either a base rate loan, or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate is the higher of a Reference Rate (as defined in the Senior Credit Facility) or the federal funds rate plus 1/2%. The weighted average borrowing rate on the Senior Credit Facility, calculated based on borrowings outstanding at December 31, 2000 under base rate and LIBOR loans, was 10.08%. The estimated fair value of the Senior Credit Facility approximated its carrying value at December 31, 1999 and December 31, 2000. The Senior Credit Facility requires the Company to pay commitment fees at an annual rate of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

          Although there can be no assurances, the Company anticipates that cash flow generated from its operations and borrowings under the Senior Credit Facility will be sufficient to fund the Company's working capital needs, planned capital expenditures, scheduled interest payments and its business strategy for the next twelve months. However, the Company may require additional funds if it enters into strategic alliances, acquires significant assets or businesses or makes significant investments in furtherance of its growth strategy. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control.

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

          The Company was in compliance with its financial covenants as of December 31, 2000. The Senior Credit Facility has a mandatory prepayment clause (the "Excess Cash Payment") which requires that excess cash flow (as defined in the Senior Credit Facility) be used to prepay the Senior Credit Facility within 90 days after the last day of the fiscal year end. The Excess Cash Payment for the year ended December 31, 1999 was $850. The Excess Cash Payment for the year ended December 31, 2000 was $398.

          Inflation

          Management does not believe that inflation historically had a significant effect on the Company's business. However, Management does believe that inflation began to have an unfavorable impact on the Company's business during 1999 and 2000 due to a tighter US labor market which Management believes has caused labor costs to increase at a higher percentage level than in previous years.

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


          Impact of New Accounting Pronouncements

          The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (as amended by SFAS No. 138) effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not in the past and does not anticipate in the future to engage in derivative or hedging activities. Therefore, Management believes that the adoption of SFAS No. 138 will not have a significant impact on its financial condition or results of operations.

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

          Interest Rate Risk
          ------------------

          The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $21.7 million at December 31, 2000, Tranche B with a balance of $53.6 million at December 31, 2000 and $13.9 million outstanding on the Revolving Credit Facility which bears interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or Eurodollar Rate plus an applicable margin. While changes in the Reference Rate or the Eurodollar Rate could affect the cost of funds borrowed in the near future, only $5.4 million of the Revolving Credit Facility at December 31, 2000 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. Management, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

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

      The Company's Notes are at a fixed interest rate of 10%. As a result, a change in the fixed rate interest market would change the estimated fair market value of its fixed rate long term bond debt. Management believes that a 10% change in the long term interest rate would not have a material effect on the Company's financial condition, results of operations or cash flows.

      While the Company historically has not used interest rate swaps, it may, in the future, use interest rate swaps to assist in managing the Company's overall borrowing costs and reduce exposure to adverse fluctuations in interest rates.

      Foreign Currency Exchange Risk
      ------------------------------

      The Company has six foreign subsidiaries, located in Mexico, Germany, Jamaica, Barbados and the U.S. Virgin Islands as well as Joint Ventures in India and China. The Company generates about 14.4% of its net sales from outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

      The Company experiences foreign currency translation gains and losses, which are reflected in other comprehensive income (loss), due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net translation loss was $92,000 in 2000 and $146,000 in 1999, compared to a gain of $64,000 in 1998.

      The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.


      Item 8 - Financial Statements and Supplementary Data

         The consolidated financial statements of the Company are filed as a separate section of this report.

      Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The information required by this Item 9 is contained in the Company's Current Report on Form 8-K dated October 2, 2000, previously filed with the SEC on October 6, 2000.


      Part III

      Item 10 - Directors and Executive Officers of the Registrant

      Executive Officers and Directors

      The executive officers and directors of the Company, and their ages and position with the Company as of March 15, 2000 are set forth below:

Name                        Age      Position or Affiliation
----                        ---      -----------------------
Michael A. Steinback        46       President, Chief Executive Officer and Director
Richard L. Heggelund        54       Vice President, Chief Financial Officer and Director
Michael J. Adams            44       Executive Vice President of Sales and Marketing
James R. Mikesell           58       Group Vice President HPG
Thomas J. Buns              51       Group Vice President SIG
John J. Butler              43       General Counsel and Secretary
Ramzi A. Dabbagh            66       Chairman of the Board and Director
Brian P. Simmons            40       Director
Andrew W. Code              42       Director
Steven R. Brown             31       Vice President, Assistant Secretary and Director
Douglas J. Knoch            31       Director
Donald E. Dangott           68       Director

      The principal occupations as of March 1, 2001 and recent employment history of each of the executive officers and directors of the Company listed above are set forth below:

      Michael A. Steinback became CEO of the Company in 2000, President of the Company in 1998, Chief Operating Officer and a Director of the Company in 1995. He served as the Vice President of Operations of the Company from 1994 to 1995. From 1990 to 1993, Mr. Steinback was Vice President of Sales and Marketing for CP Clare Corporation. Mr. Steinback has served on the Board of Directors of NARM for three years and has over 24 years of experience in the relay industry.

      Richard L. Heggelund became Chief Financial Officer of the Company in 1998, Vice President in 1999 and Director in 2000. Prior to joining the Company, Mr. Heggelund was Vice President of Finance for the Abex/NWL division of Parker Hannifin Corporation. Prior to that he was Vice President and Chief Financial Officer of Power Control Technologies Inc. From 1988 to 1995, Mr. Heggelund was Vice President and Chief Financial Officer of Datron Inc., an aerospace/defense manufacturer. Mr. Heggelund graduated from the University of Wisconsin-Madison with a B.B.A. degree in Accounting.

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

      John J. Butler is the Company's General Counsel. Before joining the Company in 2000, Mr. Butler had been a partner with the law firm of Parker, Poe, Adams & Bernstein where he had practiced law since 1984 and had provided legal services to the Company since 1993.

      Ramzi A. Dabbagh is the Chairman of the Board of the Company. He served as President of the Company from 1982 to 1998. Mr. Dabbagh served as President and Chairman of the National Association of Relay Manufacturers ("NARM") from 1991 to 1993 and has been a Director of NARM since 1990.

      Brian P. Simmons is a Principal of Code, Hennessy & Simmons, Inc. Since founding Code, Hennessy & Simmons, LLC in 1988, Mr. Simmons has been actively involved in the investment origination and investment management activities of such company. Prior to founding Code, Hennessy & Simmons, LLC, Mr. Simmons was a Vice President with Citicorp's Leveraged Capital Group and before that was employed by Mellon Bank.

      Andrew W. Code is a Principal of Code, Hennessy & Simmons, LLC. Since founding Code, Hennessy & Simmons, LLC. in 1988, Mr. Code has been actively involved in the investment organization and investment management activities of such company. Prior to founding Code, Hennessy & Simmons, LLC., Mr. Code was a Vice President with Citicorp's Leveraged Capital Group and before that was employed by American National Bank.

      Steven R. Brown is Managing Director of Code, Hennessy & Simmons, LLC. Mr. Brown was employed by Heller Financial from 1991 until 1994, at which time he joined Code, Hennessy & Simmons, LLC. Mr. Brown held various positions within Heller's commercial leveraged lending and real estate departments.

      Douglas J. Knoch is an Associate with Code, Hennessy & Simmons, LLC. Prior to joining the firm, he was employed by Mesirow Financial in the Corporate Finance Department and prior to that, by Arthur Andersen LLP, where he provided financial and valuation consulting services to clients in a variety of industries.

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

      Item 11 - Executive Compensation

      Executive Compensation

      The following sets forth a summary of all compensation paid to the chief executive officer and the four other executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended December 31, 2000.

                           Summary Compensation Table

                                                 Annual Compensation                  Long Term
                                                 -------------------                  ---------
                                                                                     Compensation
                                                                                     ------------
                                                                                     Securities
                                                                                     Underlying
                                                                 Other Annual       Options/SAR's      All Other
Name and Principal Position            Salary         Bonus      Compensation           (#)         Compensation (1)
---------------------------            ------         -----      -------------      -------------   ----------------
Michael A. Steinback                $203,000.00    $85,106.93     $28,857.71           700             $5,069.20
     President and Chief
       Executive Officer
Richard Heggelund                   $154,500.12    $64,895.03     $ 6,000.00           500             $4,171.92
     Vice President and
       Chief Financial
        Officer
Ramzi A. Dabbagh                    $152,589.36    $63,324.56     $25,000.00           300             $9,525.26
     Chairman
John J. Butler                      $128,333.37    $42,991.68     $11,458.00           -0-             $1,976.58
     General Counsel and
       Secretary
Michael J. Adams                    $139,496.12    $58,715.02     $ 7,800.00           500             $3,198.01
     Executive Vice President
       of Sales and
       Marketing

(1) These amounts represent insurance premiums paid by the Company with respect to term life insurance and the employer match on the 401k plan.

                      Individuals Grants
---------------------------------------------------------------------
                                                                          Potential realizable value at assumed
                                                                         Annual rates of stock price appreciation
                                                                                       For option term
                                                                         ----------------------------------------
                            Number of      Percent of total
                            Securities     Options/SARs
                            Underlying     Granted to
                            Options/SARs   Employees in      Exercise    Expiration
Name                        Granted (#)    Fiscal year         Price        Date        0%($)     5%($)     10%($)
-------------------------------------------------------------------------------------------------------------------
Michael A. Steinback           700            23%            $10.00      12/31/07       9,506     16,226    25,166
Richard Heggelund              500            17%            $10.00      12/31/07       6,790     11,590    17,975
Ramzi A. Dabbagh               300            10%            $10.00      12/31/07       4,074      6,954    10,785
John J. Butler                 -0-
Michael J. Adams               500            17%            $10.00      12/31/07       6,790     11,590    17,975

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

      Employment Agreements

      The Company is party to an employment agreement with Mr. Steinback which expires in April, 2001 and is subject to automatic renewal unless either the Company or Mr. Steinback elects to terminate such agreement. Mr. Steinback is entitled to receive an annual salary (subject to annual review) of approximately $200,000, annual auto allowances, and other standard employee benefits applicable to the Company's other executive officers, and is entitled to participate in the Company's executive bonus plan. Mr. Steinback is entitled to receive full salary and benefits for a year if he is terminated at any time during such year. The Company is party to an employment agreement with Mr. Butler that has an open ended term. Mr. Butler is entitled to receive an annual salary of $175,000, annual auto allowances, and other standard employee benefits applicable to the Company's other executive officers and is entitled to participate in the Company's executive bonus plan. Mr. Butler is entitled to receive full salary and benefits for a year if his employment is terminated.

      Stock Option Plan

      Parent has established a stock option plan (the "Plan") which provides for the grants of options and other stock-based awards to officers and employees of Parent and the Company representing up to 5.4% of Parent's outstanding capital stock on a fully-diluted basis. The Company granted 3,000 options under the Plan during 2000. All stock options granted in 2000 were granted at an exercise price of $10.00 per share. The Company granted 2,658 options under the Plan during 1998 at an exercise price of $10.00 per share, which was the price of the Parent's stock at the time of the Recapitalization. The Company granted 17,288 options under the Plan during 1999 at an exercise price of $11.00 per share. The Company recorded a non-cash compensation expense of approximately $0, $144,000 and $84,000 in 1998, 1999 and 2000, respectively, related to these options.

      Item 12 - Security Ownership of Certain Beneficial Owners and Management

      Parent owns all of the Company's issued and outstanding capital stock. The following table sets forth certain information regarding beneficial ownership of the common stock of Parent by (i) each stockholder who the Company expects will own beneficially more than 5% of the outstanding capital stock of Parent and (ii) each director, each Named Executive Officer and all directors and executive officers of the Company as a group. Except as set forth in the footnotes to the table, each stockholder listed below has informed the Company that such stockholder has sole voting and investment power with respect to the shares of common stock of the Parent beneficially owned by such stockholder.


                                                                           Shares of Parent
                                                                           Common Stock
                                                                           Beneficial
                                                                           Owned (1)
------------------------------------------------------------------------------------------------
                       Name and Address                              Number              Percent
                       ----------------                              ------              -------
Code, Hennessy & Simmons III, L. P. (2).......................      805,432               72.3%
TCW/Crescent Mezzanine, L.L.C. (3)............................       96,133                8.6%

Ramzi A. Dabbagh (4)..........................................       54,995                4.9%
Michael A. Steinback (4)......................................       36,406                3.2%
John J. Butler (4)............................................        1,169                0.1%
Michael J. Adams (4)..........................................        3,239                0.3%
Richard L. Heggelund (4)......................................        3,369                0.3%
Brian P. Simmons (5) (6)......................................      805,432               72.3%
Andrew W. Code (5) (6)........................................      805,432               72.3%
Douglas J. Knoch(6)...........................................            -                  -
                                                                    -------               ----
Steven R. Brown (6)...........................................            -                  -
                                                                    -------               ----
Donald E. Dangott.............................................        5,975                0.5%
Directors and executive officers as a group (12 persons)......      913,163               81.2%

(1) Pursuant to rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days. The figures shown above do not take into account any shares of common stock of Parent issuable upon exercise of stock options to be granted at or subsequent to the date of the Recapitalization.
(2) The address of Code, Hennessy & Simmons III, L. P. is 10 South Wacker Drive, Suite 3175, Chicago, Illinois 60606.
(3) Includes shares of common stock held by certain affiliates of TCW/Crescent Mezzanine, L.L.C. ("TCW/Crescent LLC") listed herein, and also includes 10,101 shares of common stock that TCW will have the right to acquire upon exercise of certain warrants issued to TCW in connection with the Recapitalization, TCW/Crescent LLC is the general partner of (i) TCW/Crescent Mezzanine Partners, L. P. (the "L. P."), which holds 6.0% of the Parent's outstanding common stock and (ii) TCW/Crescent Mezzanine Investment Partners, L. P. (the "Investment L. P."). The managing owner of TCW/Crescent Mezzanine Trust (the "Trust") is TCW/Crescent LLC. The general partner of TCW Shared Opportunity fund II, L. P. ("SHOP II") is TCW Investment Management Corporation ("TIMCO"). The investment adviser of TCW leveraged Income Trust, L. P. ("LINC") is TIMCO. The investment adviser of Crescent/Mach I Partners, L. P. ("MACH I") is TCW Asset Management Company ("TAMCO"). The entities referred to above are hereinafter collectively referred to as "TCW". TCW holds 100% of the Parent's outstanding warrants to purchase 10,101 shares of common stock; the L. P. holds 67.6% of the warrants, and the Trust holds 20.6% of the warrants. Messrs. Mark Attanasio, Robert Beyer, Jean-Marc Chapus and Mark Gold are portfolio managers of one or more of the L. P. Investment L. P., trust, SHOP II, MACH I or LINC, and with respect to such entities, exercise voting and dispositive powers on their behalf. The address of TCW is 11100 Santa Monica Boulevard, Suite 200, Los Angeles, California 94111.
(4) The address of each such person is c/o CII Technologies, Inc., 1200 Ridgefield Blvd., Suite 200, Asheville, North Carolina 28806.
(5)  All of such shares are held of record by Code, Hennessy & Simmons III, L.
     P. Messrs. Simmons and Code are officers, directors and stockholders of Code, Hennessy & Simmons, LLC, the sole general partner of CHS Management III, L. P., the sole general partner of Code, Hennessy & Simmons III, L. P. Messrs. Simmons and Code disclaim beneficial ownership of such shares.
(6) The address of each such person is c/o Code, Hennessy & Simmons, LLC., 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.

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

      Stockholders Agreement

      In connection with the Recapitalization, Parent's stockholders entered into a Stockholders Agreement. This agreement provides, among other things, for the nomination of and voting for at least seven directors of Parent by Parent's stockholders. The Stockholders Agreement also provides the number of directors (subject to a minimum of seven) to be determined by Code, Hennessy & Simmons, Inc. The following individuals have, as of March 1, 2001, been designated by Code, Hennessy & Simmons, Inc. to serve as directors of Parent: Ramzi A. Dabbagh, Michael A. Steinback, Richard L. Heggelund, Brian P. Simmons, Andrew W. Code, Douglas J. Knoch, and Steve
      R. Brown. See "Item 10 - "Directors and Executive Officers of the Registrant."

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

      Recapitalization

      In connection with the Recapitalization, and subject to certain adjustments, Messrs. Dabbagh, and Steinback received approximately $3.8 million and $1.3 million, respectively, in net cash proceeds from their sale of shares of Parent and Parent's repayment of indebtedness owing to them.

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

               (b) Form 8K filed October 2, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
------------------------------------------------------------------------------
Act of 1934, the registrant has duly caused this report to be signed on its
---------------------------------------------------------------------------
behalf by the undersigned, thereunto duly authorized on March ___, 2001.
------------------------------------------------------------------------

      CII Technologies, Inc. (formerly known as Communications instruments, inc)


                            By: /s/
                               -----------------------------
                                  Ramzi A. Dabbagh
                                  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report
--------------------------------------------------------------------------------
has been signed below, by the following persons on behalf of the registrant and
-------------------------------------------------------------------------------
in the capacities indicated on March ___ 2001.
----------------------------------------------

                 Signature                                               Capacity
                 ---------                                               --------
                   *                           Chairman of the Board and Director
-----------------------------------------
             Ramzi A. Dabbagh

                                               Chief Financial Officer (Principal Financial
                                               Officer and Principal Accounting Officer) and
                   *                           Director
-----------------------------------------
           Richard L. Heggelund

                                               President, Chief Executive Officer, and Director
                   *
-----------------------------------------
           Michael A. Steinback

                   *                           Director
-----------------------------------------
            Brian P. Simmons

                   *                           Director
-----------------------------------------
             Andrew W. Code

                   *                           Director
-----------------------------------------
             Steven R. Brown

                   *                           Director
-----------------------------------------
             Douglas J. Knoch

                   *                           Director
-----------------------------------------
             Donald Dangott

*The undersigned, by signing his name hereto, does sign and execute this report
-------------------------------------------------------------------------------
pursuant to the Power of Attorney executed by the above named officers and
--------------------------------------------------------------------------
directors of the registrant and filed with the Securities and Exchange
----------------------------------------------------------------------
Commission on behalf of such officers and directors.
----------------------------------------------------


/s/
-----------------------------------------
           Ramzi A. Dabbagh
           Attorney-in-Fact

                            CII Technologies, Inc.
                               and Subsidiaries

                       Consolidated Financial Statements

                 Years ended December 31, 1998, 1999 and 2000



                                   Contents


Report of Independent Auditors..............................................  1

Consolidated Financial Statements

Consolidated Balance Sheets.................................................  2
Consolidated Statements of Operations and Comprehensive Income..............  4
Consolidated Statements of Stockholder's Deficiency.........................  5
Consolidated Statements of Cash Flows.......................................  6
Notes to Consolidated Financial Statements..................................  8

                        Report of Independent Auditors

To the Board of Directors and Shareholders
CII Technologies, Inc.

We have audited the accompanying consolidated balance sheet of CII Technologies, Inc. as of December 31, 2000, and the related consolidated statements of income, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CII Technologies, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                         Ernst & Young, LLP


March 9, 2001

INDEPENDENT AUDITORS' REPORT

Communications Instruments, Inc.:

We have audited the accompanying consolidated balance sheet of Communications Instruments, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, stockholder's deficiency, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

March 30, 2000

                            CII Technologies, Inc.
                               and Subsidiaries

                          Consolidated Balance Sheets

                  (Dollars In Thousands Except Share Amounts)

                                                                                  December 31,
                                                                           1999                  2000
                                                                   -------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $        6,045          $       807
   Accounts receivable (less allowance for doubtful accounts:
     1999 - $621; 2000 - $447)                                                 23,658               27,629
   Inventories                                                                 27,498               31,033
   Deferred income taxes                                                        2,471                3,598
   Other current assets                                                         2,232                3,441
                                                                   -------------------------------------------
Total current assets                                                           61,904               66,508
                                                                   -------------------------------------------
Property, plant and equipment, net                                             40,747               37,337
Other assets:
   Cash restricted for environmental remediation                                  233                1,368
   Environmental settlement receivable                                          1,250                    -
   Goodwill (net of accumulated amortization:  1999 - $3,985,
     2000 - $6,293)                                                            64,892               62,583
   Intangible assets, net                                                      30,537               27,282
   Other noncurrent assets                                                        462                  464
                                                                   --------------------- ---------------------
Total other assets                                                             97,374               91,697

Total assets                                                          $       200,025         $    195,542
                                                                   ===================== =====================

                                                                                  December 31,
                                                                           1999                  2000
                                                                   -------------------------------------------
Liabilities and stockholder's deficiency
Current liabilities:
   Accounts payable                                                    $       13,141         $     13,453
   Accrued interest                                                             4,192                4,125
   Other accrued liabilities                                                    7,842               10,544
   Current portion of long-term debt                                            7,694                8,592
                                                                   -------------------------------------------
Total current liabilities                                                      32,869               36,714

Long-term debt                                                                182,975              175,738
Accrued environmental remediation costs                                         1,953                1,824
Due to parent                                                                   1,866                3,087
Deferred income taxes                                                          13,733               12,811
Other liabilities                                                                 455                  405
                                                                   -------------------------------------------
Total liabilities                                                             233,851              230,579
                                                                   -------------------------------------------

Commitments and contingencies

Stockholder's deficiency:
   Common stock - $.01 par value; 1,000 shares authorized,
     issued and outstanding                                                         -                    -
   Additional paid-in capital                                                  22,317               22,317
   Accumulated deficit                                                        (56,019)             (57,138)
   Accumulated other comprehensive loss                                          (124)                (216)
                                                                   --------------------- ---------------------
Total stockholder's deficiency                                                (33,826)             (35,037)
                                                                   --------------------- ---------------------

Total liabilities and stockholder's deficiency                         $      200,025         $    195,542
                                                                   ===================== =====================


See notes to consolidated financial statements.

                            CII Technologies, Inc.
                               and Subsidiaries

        Consolidated Statements of Operations and Comprehensive Income

                            (Dollars in Thousands)

                                                                       Years Ended December 31,
                                                                1998            1999             2000
                                                          ---------------------------------------------------
Net sales                                                    $    120,030       $  173,983    $    207,544
Cost of sales                                                      81,285          127,905         153,119
                                                          ---------------------------------------------------
Gross margin                                                       38,745           46,078          54,425
                                                          ---------------------------------------------------
Operating expenses:
   Selling expenses                                                 8,635           12,083          14,071
   General and administrative expenses                              8,935           11,593          12,731
   Research and development expenses                                1,328            1,714           2,070
   Amortization of goodwill and other intangible assets             1,769            4,537           5,037
   Facility relocation charges                                          -              911             901
                                                          ---------------------------------------------------
Total operating expenses, net                                      20,667           30,838          34,810
                                                          ---------------------------------------------------

Operating income                                                   18,078           15,240          19,615
Interest expense                                                  (12,552)         (17,887)        (19,737)
Other (expense) income, net                                          (171)            (597)            211
                                                          ---------------------------------------------------
Income (loss) before income taxes,
   and extraordinary items                                          5,355           (3,244)             89
Income tax expense (benefit)                                        2,371             (419)          1,208
                                                          ---------------------------------------------------
Income (loss) before extraordinary items                            2,984           (2,825)         (1,119)
Extraordinary items - loss on early extinguishment of
   debt (net of income tax benefit: $234)                            (351)               -               -
                                                          ---------------------------------------------------
Net income (loss)                                                   2,633           (2,825)         (1,119)
Other comprehensive income (loss) - foreign currency
   translation adjustment                                              64             (146)            (92)
                                                          ---------------------------------------------------
Comprehensive income (loss)                                  $      2,697       $   (2,971)   $     (1,211)
                                                          ===================================================

See notes to consolidated financial statements.

                            CII Technologies, Inc.
                               and Subsidiaries

              Consolidated Statements of Stockholder's Deficiency

                            (Dollars in Thousands)

                                       Common Stock
                                   ---------------------
                                                                                  Accounts     Accumulated
                                                       Additional                Receivable       Other
                                                         Paid-in   Accumulated    Due From    Comprehensive
                                    Shares    Amount     Capital     Deficit       Parent     Income (Loss)
                                   ---------------------------------------------------------------------------
Balances at December 31, 1997          1,000     $-       $12,317    $ (55,827)      $ (42)     $  (42)
   Currency translation
gain, net                                  -      -             -            -           -          64
   Contributions from Parent               -      -         5,000            -           -           -
   Repayments by Parent, net               -      -             -            -          42           -
   Net income                              -      -             -        2,633           -           -
                                   ---------------------------------------------------------------------------
Balances at December 31, 1998          1,000      -        17,317      (53,194)          -          22
   Currency translation
loss, net                                  -      -             -            -           -        (146)
   Contributions from Parent               -      -         5,000            -           -           -
   Net loss                                -      -             -       (2,825)          -           -
                                   ---------------------------------------------------------------------------
Balances at December 31, 1999          1,000      -        22,317      (56,019)          -        (124)
   Currency translation
loss, net                                  -      -             -            -           -         (92)
   Net loss                                -      -             -       (1,119)          -           -
                                   ---------------------------------------------------------------------------
Balances at December 31, 2000          1,000     $0       $22,317    $ (57,138)      $   0      $ (216)
                                   ===========================================================================

See notes to consolidated financial statements.

                            CII Technologies, Inc.
                               and Subsidiaries

                     Consolidated Statements of Cash Flows

                            (Dollars in Thousands)

                                                                            Years Ended December 31,
                                                                       1998           1999           2000
                                                                  ----------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                               $       2,633   $    (2,825)   $    (1,119)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
   Depreciation                                                            4,414         7,927          8,220
   Amortization                                                            2,514         5,570          6,179
   Extraordinary loss                                                        585             -              -
   Deferred income taxes                                                    (471)         (850)        (2,049)
   Loss (gain) on disposal of assets                                          54            24            (55)
   Loss on Genicom valuation                                                   -           500              -
   Other                                                                     (12)           34           (140)
   Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                     667           568         (3,971)
     Inventories                                                            (614)        3,930         (3,535)
     Current assets                                                          434          (778)        (1,209)
     Accounts payable                                                      1,129          (124)           312
     Accrued liabilities                                                  (1,852)       (1,786)         3,489
     Accrued interest                                                        (21)        1,393            (67)
     Other assets and liabilities                                           (228)         (870)            73
                                                                  ----------------------------------------------

Net cash provided by operating activities                                  9,232        12,713          6,128
                                                                  ----------------------------------------------

Cash Flows from Investing Activities:
   Acquisition of businesses and product lines, net of cash
     acquired                                                            (47,675)      (59,443)             -
   Investment in joint ventures                                              (95)         (144)             -
   Proceeds from sale of assets                                               22             -            203
   Other investing activities                                                  -             -           (384)
   Purchases of property, plant and equipment                             (2,795)       (4,430)        (4,958)
                                                                  ----------------------------------------------

Net cash used in investing activities                                    (50,543)      (64,017)        (5,139)
                                                                  ----------------------------------------------

                             CII Technologies, Inc.
                                and Subsidiaries

                Consolidated Statements of Cash Flows (Continued)

                             (Dollars in Thousands)

                                                                           Years Ended December 31,
                                                                       1998          1999          2000
                                                                  -------------------------------------------
Cash Flows from Financing Activities:
   Net borrowings under lines of credit                            $     3,900    $    2,900    $    1,275
   Borrowings under long-term debt agreements                           35,100        55,000             -
   Principal payments under long-term debt agreements                   (2,000)       (5,475)       (7,595)
   Payments of capital leases                                              (88)          (80)          (19)
   Payment of loan fees                                                   (843)       (1,702)         (231)
   Payments of amounts owed to former stockholders of acquired
     subsidiaries                                                         (226)            -          (786)
   Additional paid-in capital (from Parent)                              5,000         5,000
   Repayments by Parent                                                    500         1,408         1,221
   Other                                                                   139          (171)          (92)
                                                                  -------------------------------------------

Net cash provided by (used in) financing activities                     41,482        56,880        (6,227)
                                                                  -------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                       171         5,576        (5,238)

Cash and Cash Equivalents, Beginning of Year                               298           469         6,045
                                                                  -------------------------------------------

Cash And Cash Equivalents, End Of Year                             $       469    $    6,045    $      807
                                                                  ===========================================

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

See notes to consolidated financial statements

                            CII Technologies, Inc.
                               and Subsidiaries

                  Notes To Consolidated Financial Statements


1.   Business Description, Recapitalization and Acquisitions

Business Description - CII Technologies, Inc., (formerly known as Communications Instruments, Inc.) and Subsidiaries (the "Company") is engaged in the design, manufacture and distribution of electromechanical, electronic and filter products, which include high performance relays, general purpose relays, solenoids, RFI filters, transformers and definite purpose contactors for the commercial/industrial equipment, commercial airframe, defense/aerospace, communications, heating, ventilation and air conditioning ("HVAC"), automotive and automatic test equipment industries. Manufacturing and assembly operations are performed primarily in North Carolina, California, Iowa, Ohio, Illinois, Texas, Germany and Mexico. The Company is a wholly owned subsidiary of CIIT Holdings, Inc. (the "Parent").

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

The Company repaid approximately $29.3 million of outstanding obligations under the then existing credit facility (the "Old Credit Facility"), including a success fee of approximately $1.5 million in connection therewith, and certain other liabilities (the "Refinancing").

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


1.   Business Description, Recapitalization and Acquisitions (continued)

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

Acquisitions - Acquisitions are accounted for as purchases. The purchase prices are allocated to the assets acquired and liabilities assumed based on their relative fair values, and any excess cost is allocated to goodwill. The fair value of significant property, plant and equipment and intangibles and other assets acquired are determined generally by appraisals.

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

In September 1999, the Company and the sellers agreed to adjust the purchase price of ibex and reduce the amount of the note payable by $400. The remaining balance of $450 was paid by the Company in September 1999. The reduction in purchase price resulted in a $269 reduction of goodwill.

Genicom Relays Division

On December 1, 1997, the Company acquired certain assets and assumed certain liabilities of the Genicom Relays Division ("GRD") of Genicom Corporation ("Genicom") for approximately $4.7 million (the "GRD Acquisition"). GRD, which was located in Waynesboro, Virginia, was a manufacturer of high performance signal relays. The GRD Acquisition was financed by a draw on the Company's Old Senior Credit Facility. The Company finalized its plans to relocate the manufacturing in the Waynesboro, VA facility to its facilities in North Carolina in 1998. The

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


1.   Business Description, Recapitalization and Acquisitions (continued)

Genicom Relays Division (continued)

costs of this facility relocation, including estimated costs of employee separation and preparing the North Carolina facilities for the relocation, totaled approximately $1.1 million, of which approximately $911 was expensed in 1999.

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

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


1.   Business Description, Recapitalization and Acquisitions (continued)

Cornell Dubilier

On July 24, 1998, the Company purchased certain assets and assumed certain liabilities of the Cornell Dubilier electronics relay division ("CD") for $848 (the "CD Acquisition"). During 1998, CD was consolidated into the Midtex Facility. The CD Acquisition was financed through a draw on the Company's Senior Credit Facility.

Pro forma financial information is not presented relating to the CD Acquisition as this entity was not a significant subsidiary of the Company in 1998.

Products Unlimited

On March 19, 1999, the Company purchased all of the outstanding equity securities of Products Unlimited Corporation, an Iowa corporation ("Products"), a manufacturer and marketer of relays, transformers and definite purpose contactors for the HVAC industry (the "Products Acquisition"). Pursuant to the Stock Purchase Agreement, the Company paid approximately $59.4 million for the outstanding capital stock of Products. In addition, if Products achieved certain sales targets for the years ending December 31, 1999 and December 31, 2000, the Company would make additional payments to the former shareholders of Products not to exceed $4.0 million in the aggregate. For the year ended December 31, 1999, the Company accrued approximately $786 in accordance with the terms of the agreement, which amount was paid in February 2000. For the year ending December 31, 2000, the Company is not required to make an additional payment in accordance with the terms of the agreement. The payment of the purchase price and related fees was financed by the issuance of $55.0 million of Tranche Term B loans, in accordance with an amendment to the Senior Credit Facility (as defined), the contribution of $5.0 million in additional paid in capital by the Parent, and a draw on the revolving loan portion of the Company's Senior Credit Facility (as defined). Products has manufacturing facilities in Sterling and Prophetstown, Illinois and Sabula and Guttenberg, Iowa.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


1.   Business Description, Recapitalization and Acquisitions (continued)

The following summarizes the purchase price allocations as of the respective dates of acquisition:

                             ibex        GRD        Wilmar       Corcom        CD          Products
                         Acquisition Acquisition  Acquisition    Merger    Acquisition   Acquisition
                         -----------------------------------------------------------------------------
Current assets           $  1,041     $ 3,887       $  381    $ 12,904       $ 505      $ 14,320
Property, plant and
   equipment                  150       2,045           80       7,374          82        21,427
Intangibles and other
   assets                   1,493          24        2,023      35,777         380        40,692
Liabilities assumed          (965)     (1,273)        (356)    (11,005)       (119)      (17,078)
                         -----------------------------------------------------------------------------
Purchase price, net of
   acquired cash         $  1,719     $ 4,683       $2,128    $ 45,050       $ 848      $ 59,361
                         =============================================================================

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

                                                      1998              1999
                                                 -------------------------------
Net sales                                           $197,191         $189,230
Operating income                                      23,177           17,065
Income (loss) before extraordinary item                1,329           (2,450)
Net income (loss)                                        978           (2,450)


The unaudited pro forma financial information presented above does not purport to be indicative of (i) the results of operations had the Corcom Merger or the Products Acquisition taken place on January 1, 1998, (ii) the results of operations had the Products Acquisition taken place on January 1, 1999 or (iii) future results of operations of the combined businesses.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include CII Technologies, Inc. and its wholly owned subsidiaries, Electro-Mech S.A., Kilovac, Corcom and Products Unlimited. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Investments in Joint Ventures - In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The outstanding investment in the joint venture at December 31, 1999 and 2000, was $116 and $155, respectively.

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. (the "Chinese Joint Venture") with Shanghai CI Electric Appliance Co. Ltd.. Each party holds 50% of the shares of the Chinese Joint Venture. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relay components and filters. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. The outstanding investment in the Chinese Joint Venture at December 31, 1999 and 2000, was $164 and $266, respectively. Subsequently, in February, 2001, the Company and Shanghai CI Electric Appliance Co., Ltd., each invested an additional $100.

Revenue Recognition - Except as stated below, sales and the related cost of sales are recognized upon shipment of products sold, net of estimated discounts and allowances. Shipping and handling costs are included in cost of sales.

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

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, and replacements, maintenance and repairs that do not extend the lives of the assets are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Property, plant and equipment generally are depreciated using the following lives: land improvements - 7 years, buildings - 20 years and machinery and equipment - 3 to 8 years.

Goodwill - Goodwill represents the excess of cost over net assets acquired and is being amortized by the straight-line method over the estimated period benefited of thirty years due to the long life cycles of the products manufactured by the acquired companies.

Intangible Assets - Intangible assets are amortized on a straight-line basis over the estimated lives of the related assets or, in the case of the debt issuance costs, using a method which approximates the effective interest method over the life of the related debt issue.

Long-Lived Assets - The Company analyzes the carrying value of intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To analyze recoverability, the Company projects future cash flows, undiscounted and before interest, over the remaining life of such assets. If these projected cash flows were to be less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. No impairments were recorded in any of the three years in the period ended December 31, 2000.

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

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


2.   Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments - The estimated fair values of the Company's financial instruments, including primarily cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values at December 31, 1999 and 2000, due to their nature. The fair value of the Company's Senior Credit Facility (as defined) is estimated using the current rates that would be available for borrowing a like amount from the bank and the fair value of the Notes (as defined) is estimated based on quoted market prices. (See Note 6.)

Accumulated Other Comprehensive Loss - Accumulated other comprehensive loss is comprised solely of foreign currency translation adjustments. Assets and liabilities are translated based on rates in effect on the balance sheet date. Income statement amounts are translated using average exchange rates in effect during the period. The income tax effect of the foreign currency translation adjustments was not material for any year during the three year period ended December 31, 2000.

New Accounting Standard - The Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not in the past and does not anticipate in the future to engage in derivative or hedging activities. Therefore, Management believes that the adoption of SFAS No. 138 will not have a significant impact on its financial condition or results of operations.

Reclassifications - Certain 1998 and 1999 amounts have been reclassified to conform with the 2000 presentation.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


3.   Inventories

Inventories consist of the following at December 31:

                                                      1999                2000
                                              -----------------------------------------
Finished goods                                          $7,446             $10,500
Work-in-process                                          8,715               7,598
Raw materials and supplies                              18,168              18,894
Reserve for excess and obsolete                         (6,831)             (5,959)
                                              -----------------------------------------
Total                                                  $27,498             $31,033
                                              =========================================

4. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

                                                         1999                2000
                                               ----------------------------------------
Land and land improvements                             $  1,820         $    1,820
Buildings                                                 5,978              6,413
Leasehold improvements                                    2,297              2,657
Machinery and equipment                                  51,897             55,348
Construction in progress                                  1,693              2,066
                                               ----------------------------------------
                                                         63,685             68,304
Less accumulated depreciation                           (22,938)           (30,967)
                                               ----------------------------------------
Total                                                  $ 40,747         $   37,337
                                               ========================================

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


5. Intangible Assets

Intangible assets consist of the following at December 31:

                                                               Range of
                                  1999            2000       Asset Lives
                                -------------------------------------------
Debt issuance costs               $  6,664    $    6,895            5-7
Covenants not to compete             1,025         1,025            2-5
Patents and patent application       6,560         6,625          11-17
Trademarks                           6,590         6,635             30
Acquired workforce                   3,490         3,490            5-7
Acquired customer base              11,100        11,100          13-14
Computer software                      293           568              4
                                -----------------------------
                                    35,722        36,338
Less accumulated amortization       (5,185)       (9,056)
                                -----------------------------
Total                             $ 30,537    $   27,282
                                =============================

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

6. Long-Term Debt

Long-term debt consists of the following at December 31:

                                                                                           1999            2000
                                                                                      --------------------------------
Senior Credit Facility term loans payable to a bank due in quarterly installments of $1,858 from March 30, 2001 through June 30, 2001, $2,227 from
   September 30, 2001 through June 30, 2002, $2,596 from September 30, 2002 through March 30, 2003, $2,461 on June 19, 2003 and $135 on June 30 and
   September 30, 2003, $25,851 on December 31, 2003, and $25,987 on March 15,
   2004. An Excess Cash Payment (as defined) of $398 due March 30, 2001.

   Interest is at base rate, or LIBOR rate, plus applicable margin                      $  82,975       $  75,380

Senior Credit Facility revolving loan payable to a bank due June 19,
   2003. Interest is at base rate, or LIBOR rate, plus applicable margin                    12,600         13,900

10% Senior Subordinated Notes due 2004, Series "B"                                          95,000         95,000

Obligations under capital lease                                                                 19              -

Note payable to the City of Mansfield, 6% interest rate, due in four
   equal annual installments of $25 to the final payment on May 22, 2002                        75             50
                                                                                      -----------------------------
                                                                                           190,669        184,330

Less - current portion                                                                      (7,694)        (8,592)
                                                                                      -----------------------------

Total                                                                                   $  182,975      $ 175,738
                                                                                      =============================

Debt maturities at December 31, 2000 are as follows:

2001                               $  8,592
2002                                   9,671
2003                                  45,079
2004                                 120,988
2005                                       -
                                   ----------
Total                              $ 184,330
                                   ==========

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


6. Long-Term Debt (continued)

The Company has a borrowing arrangement with a bank which provides for a maximum credit facility of $115.0 million (including $3.0 million for stand-by letters of credit), limited by outstanding indebtedness under the initial $35.0 million term loan agreement ("Tranche A") and the $55.0 million term loan agreement ("Tranche B") or availability under the borrowing base, as defined in the loan agreement (the "Senior Credit Facility"). The amount available for borrowings under the Senior Credit Facility at December 31, 2000 was approximately $11.0 million. All funds may be borrowed as either a base rate loan, or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate is the higher of a Reference Rate (as defined in the Senior Credit Facility) or the federal funds rate plus 1/2%. The weighted average borrowing rate on the Senior Credit Facility, calculated based on borrowings outstanding at December 31, 2000 under base rate and LIBOR loans, was 10.08%. The estimated fair value of the Senior Credit Facility approximated its carrying value at December 31, 1999 and December 31, 2000.

The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Inc., Corcom, Inc., Products Unlimited Corporation and its Parent, have guaranteed the 10% Senior Credit Facility on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors.

Interest on the 10% Senior Subordinated Notes (the "Notes") is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part at any time, on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of redemption. The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Inc., Corcom, Inc., Products Unlimited Corporation, have guaranteed the 10% Senior Subordinated Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors. The estimated fair value of the Notes at December 31, 1999 and 2000 was approximately $76.0 million and $81.2 million, respectively.

Letters of credit outstanding under credit facilities at December 31, 1999 and 2000 were $100.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


6. Long-Term Debt (continued)

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

The terms of the Senior Credit Facility and the Indenture (see Note 1) place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of consolidated earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. The Company was in compliance with its financial covenants as of December 31, 2000. The Senior Credit Facility has a mandatory prepayment clause (the "Excess Cash Payment") which requires that excess cash flow (as defined in the Senior Credit Facility) be used to prepay the Senior Credit Facility within 90 days after the last day of the fiscal year end. The Excess Cash Payment for the year ended December 31, 1999 was $850. The Excess Cash Payment for the year ended December 31, 2000 was $398.

Interest paid amounted to $12,694, $16,599 and $18,672 for the years ended December 31, 1998, 1999 and 2000, respectively.

7. Leases

The Company leased certain office equipment under capital lease arrangements. The leased assets had a net book value of $19 at December 31, 1999 and were fully repaid in 2000.

The Company leases certain premises and equipment under non-cancelable operating leases which have remaining terms from one to six years and which provide for various renewal options. Total rent expense charged to operations was approximately $1,340, $1,596 and $1,270 for the years ended December 31, 1998, 1999 and 2000, respectively.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


7. Leases (continued)

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000 are as follows:

2001                          $ 1,155
2002                              901
2003                              573
2004                              371
2005                              177
Thereafter                          5
                             ---------
Total                         $ 3,182
                             =========

8. Income Taxes

The significant components of income tax expense (benefit) are:

                                           Years Ended December 31,
                                    1998             1999             2000
                                  -------------------------------------------
Current tax expense (benefit):
   Federal                         $2,370           $ (337)        $  2,393
   State                              368              145              424
   Foreign                            104              408              440
                                  -------------------------------------------
Total current tax expense           2,842              216            3,257
Deferred tax benefit                 (471)            (635)          (2,049)
                                  -------------------------------------------

Total tax expense (benefit)        $2,371           $ (419)        $  1,208
                                  ===========================================

In addition, the Company recorded an income tax benefit from an extraordinary item totaling $234 during the year ended December 31, 1998. Income tax payments (refunds) amounted to approximately $1,574, $655 and ($355) for the years ended December 31, 1998, 1999 and 2000, respectively.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The Company's effective tax rate differs from the statutory rate for the following reasons:

                                                                   Years Ended December 31,
                                                              1998           1999            2000
                                                           -----------------------------------------
Provision (benefit) at statutory Federal tax rate              34.0%         (34.0)%        34.0%
Effective state income tax rate                                 3.0           (3.0)         (9.0)

Nondeductible meals, entertainment and officers'
   life insurance expenses                                      0.7            2.1         134.0
Mexican income taxes                                            1.9           (0.8)         85.0
Nondeductible goodwill                                          5.3           20.0         822.0
Other, net                                                     (0.6)           2.8         291.0
                                                           -----------------------------------------

Total                                                          44.3%         (12.9)%      1357.0%
                                                           =========================================

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Deferred income taxes consisted of the following at December 31:

                                                             1999          2000
                                                         -------------------------
Current deferred tax assets:
   Federal net operating loss carryforward                $       -    $     269
   State net operating loss carryforward                          -            -
   Other                                                      2,743        3,698
                                                         -------------------------

Total current deferred tax assets                             2,743        3,967

Current deferred tax liabilities                                272          369
                                                         -------------------------

Total current deferred tax assets, net                    $   2,471    $   3,598
                                                         =========================
Long-term deferred tax assets:
   Federal and state net operating loss carryforward      $     926    $     253
   Federal tax credit carryforward                              728          964
   Other                                                        379          477
                                                         -------------------------
                                                              2,033        1,694
Less -valuation allowance                                      (100)        (363)
                                                         -------------------------

Total long-term deferred tax assets                           1,933        1,331
                                                         -------------------------
Long-term deferred tax liabilities:
   Property and equipment                                     5,360        4,291
   Intangibles                                               10,244        9,297
   Other                                                         62          554
                                                         -------------------------

Total long-term deferred tax liabilities                     15,666       14,142
                                                         -------------------------

Total long-term deferred tax liabilities, net             $  13,733    $  12,811
                                                         =========================

Deferred tax assets (liabilities), net                    $ (11,262)   $  (9,213)
                                                         =========================

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


8. Income Taxes (continued)

At December 31, 2000, the Company had a Federal net operating loss carryforward of approximately $982 which expires beginning in 2010. Internal Revenue Code
Section 382 imposes certain limitations on the ability of a taxpayer to utilize its Federal net operating losses in any one year if there is a change in ownership of more than 50% of the Company. Management has considered the Section 382 limitation and believes that it is more likely than not that the entire Federal net operating loss carryforward will be utilized. For state tax purposes, California tax law limits loss carryforwards to a five-year period. A valuation allowance has been recorded relating to Kilovac for the portion of the California net operating loss carryforward which may not be realized due to the previously mentioned limitation. A valuation allowance has also been recorded against the Company's foreign tax credits. In addition, Kilovac has Federal general business and alternative minimum tax credit carryforwards subject to Internal Revenue Code Section 382 which expire beginning in 2016. Realization of tax benefits is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

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

Environmental Remediation - The Company has been identified as a potentially responsible party ("PRP") for investigation and cleanup costs at two sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA provides for joint and several liability for the costs of remediating a site, except under certain circumstances. However, the Company believes it will be allocated responsibility for a relatively small percentage of the cleanup costs at each of these sites, and in both instances other PRP's will also be required to contribute to such costs. Although the Company's total liability for cleanup costs at these sites cannot be predicted with certainty, the Company does not currently believe that its share of those costs will have a material adverse effect on the Company's financial position or results of operations.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


9. Contingencies (continued)

Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement) with the Prior Owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $3.0 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and running of a groundwater remediation system at the Fairview facility. As of December 31, 2000, approximately $1.37 million remained in the interest bearing escrow account. The Company has entered into an Administrative Order or Consent with the State of North Carolina to clean up the site and is responsible for investigation, soil remediation and groundwater remediation costs in excess of the escrowed amount, if any. The Company does not believe that the total investigation and remediation costs will exceed the amounts along with the interest earned on those amounts that the Prior Owner has deposited pursuant to the Settlement Agreement, to such an extent that it will have a materially adverse affect on the Company's financial position or results of operations. The Company has accrued a liability for the total remediation costs of $1.8 million. The Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site. If the site remedial system fails to perform as anticipated, or if the funds provided by the Prior Owner pursuant to the Settlement Agreement together with the Company's reserve are insufficient to remediate the property, the Company could be required to incur costs that could materially and adversely affect the Company.

Assets recorded in relation to the above environmental liabilities are approximately $1.48 million and $1.37 million at December 31, 1999 and 2000, respectively.

In connection with the Company's purchase of certain assets and certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International, Inc., which is now known as Scott Technologies, Inc. ("STI") (the "Hartman Acquisition"), the Company entered into an agreement pursuant to which it leased from a wholly-owned subsidiary of STI a manufacturing facility in Mansfield, Ohio, (the "Mansfield Property") at which Hartman has conducted operations (the "Lease"). The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. The Lease included an indemnity for Lessor to the Company, guaranteed by STI, for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million. On or about January 5, 2000, the Company entered into an agreement with the Lessor in which it purchased the property and certain equipment. This agreement followed the

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)


9. Contingencies (continued)

decision by the Lessor's registered environmental consultant that no further environmental remediation was needed at the property so long as the property was restricted to industrial usage. The agreement preserves the Lease indemnity but reduces the indemnity cap to $1,000,000 over ten years if the former owner does not seek and obtain a covenant not to sue from the Ohio EPA relating to the site and reduces the cap to $0 over ten years if it obtains a covenant not to sue relating to the site from the Ohio EPA. In either event, the agreement leaves in place the Company's right to seek contribution or indemnity under common law or statute from STI for environmental problems. As an owner of the Mansfield Property, the Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Company believes that actual remediation costs, if any, will not exceed STI's indemnification obligation. If there are remediation costs that the Company is held liable for and the Company is unable to obtain, or is delayed in obtaining indemnification from STI for any reason, the Company could be materially and adversely affected. The Company does not maintain environmental impairment liability insurance.

10. Employee Benefits

The Company has a self-funded welfare benefit plan (the "Plan") for its employees. The Plan was formed in 1981 to provide hospitalization and medical benefits for substantially all full-time employees of the Company and their dependents. The Plan is funded principally by employer contributions in amounts equal to the benefits provided. Employee contributions vary depending upon the amount of coverage elected by the employee. Employer contributions amounted to $2,437, $3,876 and $4,673 for the years ended December 31, 1998, 1999 and 2000, respectively.

Effective January 1, 1988, the Company implemented an investment retirement plan (the "Retirement Plan") pursuant to Section 401(k) of the Internal Revenue Code for all employees who qualify based on tenure with the Company. The Retirement Plan provides for employee and Company contributions subject to certain limitations. The cost of the Retirement Plan charged to operations was approximately $348, $515 and $568 during the years ended December 31, 1998, 1999 and 2000, respectively.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


11.  Stock Plan

On September 18, 1997, the Parent adopted the 1997 Management Stock Plan (the "1997 Plan"). The 1997 Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company who are selected by the Compensation Committee are eligible to participate in the 1997 Plan. The 1997 Plan also provides for the granting of non-qualified incentive stock options. The shares of common stock issuable under the 1997 Plan are common shares of the Parent and may be either authorized unissued shares, or treasury shares, or any combination thereof. A total of 53,163 shares of the Parent's common stock are reserved for issuance under the 1997 Plan, subject to adjustment at the discretion of the Compensation Committee or the Board of Directors. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans, unless the exercise price of the option at the grant date is less than the fair market value of the underlying common stock.

The Company granted 2,658 options under the 1997 Plan during 1998 (no grants were issued in 1997). All such shares granted expire on December 31, 2007, subject to earlier expiration in certain circumstances. Shares under option vest as follows: 33-1/3% of the options vested immediately, 33-1/3% vested on December 31, 1998, and the remaining 33-1/3% vested on December 31, 1999. All stock options were granted at an exercise price of $10.00 per share, which was the issuance price of the Parent's stock at the time of the Recapitalization (see Note 1) and the estimated fair value of the Parent's stock at the date of the grant. Accordingly, no compensation cost for such grants has been reflected in the Company's 1998 consolidated statement of operations.

The Company granted 17,288 options under the 1997 Plan during 1999. All such grants expire on December 31, 2007, subject to earlier expiration in certain circumstances. Shares under option vest as follows: 33 1/3% of the options vested immediately, 33 1/3% vested on December 31, 1999, and the remaining 33-1/3% vested on December 31, 2000. All stock options were granted at an exercise price of $11.00 per share, which was less than the estimated fair value of the Parent's stock at the date of grant. Accordingly, a non-cash compensation expense for such grants in the amount of approximately $144 and $72 has been reflected in the Company's 1999 and 2000, respectively, consolidated statements of operations.

The Company granted 3,000 options under the 1997 plan during 2000. All such grants expire on December 31, 2007, subject to earlier expiration in certain circumstances. Shares under option vest as follows: 33 1/3% vest immediately, 33 1/3% vest on March 31, 2001, and the remaining 33 1/3% vest on March 31, 2002. All stock options were granted at an exercise price of $10.00 per share. Accordingly, the non-cash compensation expense for such grants was immaterial.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


11.  Stock Plan (continued)

A summary of stock option activity under the 1997 Plan is as follows:

Granted during 1998                                            2,658
Exercised during 1998                                           (417)
Forfeited during 1998                                            (76)
                                                      -----------------

Outstanding at December 31, 1998                               2,165
                                                      =================

Granted during 1999                                           17,288
Exercised during 1999                                           (420)
Forfeited during 1999                                            (57)
                                                      -----------------

Outstanding at December 31, 1999                              18,976
                                                      =================

Granted during 2000                                            3,000
Exercised during 2000                                         (2,886)
Forfeited during 2000                                           (402)
                                                      -----------------

Outstanding at December 31, 2000                              18,688
                                                      =================

Exercisable at December 31, 1998                               1,302
Exercisable at December 31, 1999                              13,213
Exercisable at December 31, 2000                              16,885

The exercise price of all options granted, exercised and forfeited during 1998, and of all of the options outstanding and exercisable at December 31, 1998, was $10.00 per share. The exercise price of all options granted in 1999 was $11.00 per share. The exercise price of all options exercised and forfeited in 1999 was $10.00 per share. The exercise price of the options outstanding and exercisable at December 31, 1999 is as follows: 1,688 options outstanding and exercisable at $10.00 per share; 17,288 options outstanding and 11,525 options exercisable at $11.00 per share. The exercise price of the options exercised in 2000 is as follows: 754 shares exercised at $10.00 per share and 2,132 shares exercised at $11.00 per share. The exercise price of the options forfeited in 2000 is as follows: 56 shares forfeited at $10.00 per share and 346 forfeited shares at $11.00 per share. The exercise price of the options outstanding and exercisable at December 31, 2000 is as follows: 3,878 options outstanding and 2,075 options exercisable at $10.00 per share and 14,810 options outstanding and exercisable at $11.00 per share.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


11.  Stock Plan (continued)

The Parent's common stock is closely held by Code, Hennessy & Simmons III, L.P., certain members of Company management and certain other investors. Based on information available to the Company, including trading activity in the Parent's common stock during 1999 and 1998, the Company has determined that compensation cost, had it been determined based on the fair value at the grant date pursuant to the methodology prescribed by SFAS No. 123, for options under the 1997 Plan would have been immaterial. As such, management believes the pro forma effect on net income for the years ended December 31, 2000 and 1999 is immaterial.

12.  Business Risks

Significant Customers - Approximately 20%, 9% and 12.3% of the Company's net sales in 1998, 1999 and 2000, respectively, were made, directly or indirectly, to the U.S. Department of Defense.

There were no other significant customers that had net sales in excess of 10% of total net sales for the years ended December 31, 1998, 1999 and 2000.

Collective Bargaining Agreements - At December 31, 2000, approximately 5% of the Company's employees were members of unions and subject to collective bargaining agreements, which are scheduled to expire in September, 2003.

13.  Related Party Transactions

Non-employee shareholder groups (or their affiliates) of the Parent provide management services to the Company. In connection with the Recapitalization, the Company entered into an agreement with CHS Management III, L.P. ("CHS Management"), an affiliate of Code, Hennessy & Simmons, Inc., pursuant to which the Company will pay $500 plus expenses per year to CHS Management for financial and management services provided by CHS Management. The term of this agreement is five years, subject to automatic renewal unless either CHS Management or the Company elects to terminate (subject to earlier termination in certain circumstances). The Company was charged $529, $521 and $585 for services provided by CHS Management or other nonemployee shareholder groups of the Parent for the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, such groups were paid $300 in 1998 for fees related to the Corcom Merger (see Note 1), and $580 in 1999 for fees related to the Products Acquisition (see Note 1).

Included in long-term liabilities at December 31, 1999 and 2000 were payables owed to the Parent of approximately $1,866 and $3,087, respectively. Such amounts are due to the Parent primarily as a result of a tax sharing agreement between the Company and the Parent.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


13.  Related Party Transactions (continued)

The operations of the Company are included in the Federal income tax returns filed by Parent. The Company entered into a Tax Sharing Agreement with its Parent pursuant to which the Company agreed to advance to Parent (i) so long as Parent files consolidated income tax returns that include the Company, payments for the Company's share of income taxes assuming the Company is a stand-alone entity, which in no event may exceed the group's consolidated tax liabilities for such year, and (ii) payments to or on behalf of Parent in respect of franchise or similar taxes and governmental charges incurred by it relating to the business, operations or finances of the Company.

14.  Business Segments

The Company has five business units which have been aggregated into two reportable segments that are managed separately because each operating segment represents a strategic business platform that offers different products and serves different markets.

The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes the Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays and power relays, high voltage and power switching relays, solenoids and other electronic products. HPG accounted for 44% and 40% of 1999 and 2000 consolidated net sales, respectively. SIG includes Corcom, Products Unlimited and the Midtex Brand. Products manufactured by SIG include RFI filters, general purpose relays, transformers and definite purpose contactors. SIG accounted for 56% and 60% of 1999 and 2000 consolidated net sales, respectively.

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

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


14. Business Segments (continued)

Financial information for the Company's operating segments and a reconciliation of reportable segment net sales, operating income, and assets to the Company's consolidated totals are as follows:

                                                                             1998             1999            2000
                                                                        ----------------------------------------------
Net sales:
   High Performance Group                                                  $ 89,089        $  76,518        $ 83,427
   Specialized Industrial Group                                              31,363           98,177         124,414
   Intersegment elimination (1)                                                (422)            (712)           (297)
                                                                        ----------------------------------------------
Consolidated net sales                                                     $120,030        $ 173,983        $207,544
                                                                        ----------------------------------------------
Operating income:
   High Performance Group                                                  $ 17,507        $  10,189        $ 13,350
   Specialized Industrial Group                                               3,359            7,995           9,926
   Corporate (3)                                                             (2,788)          (2,944)         (3,661)
                                                                        ----------------------------------------------
Consolidated operating income                                                18,078           15,240          19,615
Interest expense, net                                                       (12,552)         (17,887)        (19,737)
Other (expense) income, net                                                    (171)            (597)            211
                                                                        ----------------------------------------------
Consolidated income (loss before income taxes, and                         $  5,355        $  (3,244)       $     89
extraordinary items
                                                                        ==============================================

Depreciation and amortization expense:
   High Performance Group                                                  $  4,365        $   4,826        $  3,748
   Specialized Industrial Group                                               1,839            7,586           9,365
   Corporate (3)                                                                  -                -             143
                                                                        ----------------------------------------------
                                                                              6,204           12,412          13,256
Amortization of debt issuance costs (2)                                         724            1,085           1,143
                                                                        ----------------------------------------------
Consolidated depreciation and amortization expense                         $  6,928        $  13,497        $ 14,399
                                                                        ==============================================
Purchases of property, plant and equipment:

   High Performance Group                                                  $  2,034        $   2,461        $  2,003
   Specialized Industrial Group                                                 761            1,912           2,832
   Corporate (3)                                                                  -               57             123
                                                                        -----------------------------------------------
Consolidated capital expenditures                                          $  2,795        $   4,430        $  4,958
                                                                        ===============================================
Assets:
   High Performance Group                                                  $ 65,078        $  59,769        $ 63,460
   Specialized Industrial Group                                              60,530          128,787         126,211
   Corporate (3)                                                              4,273           11,469           5,871
                                                                        -----------------------------------------------
Consolidated assets                                                        $129,881        $ 200,025        $195,542
                                                                        ===============================================

(1) Represents net sales between HPG and SIG
(2) Included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments.
(3) In 1999, the Company began recording certain costs (and performing allocations to the reportable segments) at a Corporate level. Consolidated operating income at Corporate represents, primarily, the net effect of allocations charged to the reportable segments and the costs incurred at the Corporate level.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)


14. Business Segments (continued)

Financial information for the Company's net sales by geographic area is as follows:

                                                   Net sales
                                       1998            1999           2000
                                   ------------------------------------------
United States                       $   98,094       $142,544      $177,580
North America (Non US)                   4,853          6,075         6,098
United Kingdom                           7,020          9,362         7,552
Germany                                  3,085          5,037         4,888
France                                   1,459          1,147         1,306
Japan                                    1,537          1,688         2,334
Other international                      3,982          8,130         7,786
                                   ------------------------------------------

Total                               $  120,030       $173,983      $207,544
                                   ==========================================

Revenues are attributed to countries based on location of customer.

Direct and indirect net sales to the U.S. Department of Defense were approximately 20% and 28% of HPG 1999 and 2000 net sales respectively, and less than 1% of SIG 1999 and 2000 net sales.

15.  Guarantor Subsidiaries

The 10% senior notes due on September 15, 2004 are fully and unconditionally guaranteed on a secured, joint and several basis by Kilovac, Kilovac International, Inc., Corcom Inc., Products Unlimited Corporation, all of which are wholly owned subsidiaries of CII Technologies, Inc. (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of CII Technologies, Inc. (the "Primary Guarantor") and the Guarantor Subsidiaries as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998.

Investments in Guarantor Subsidiaries are accounted for by the Primary Guarantor on the equity method for purposes of the supplemental consolidating presentation. Earnings of Guarantor Subsidiaries are, therefore, reflected in the Primary Guarantor's investment accounts and earnings. The principal elimination entries eliminate the Primary Guarantor's investment in Guarantor Subsidiaries and intercompany balances and transactions.

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                     Condensed Consolidating Balance Sheet
                            As of December 31, 2000
                                (In thousands)

                                                 CII Technologies, Inc     Guarantor
                                                  (Primary Guarantor)     Subsidiaries    Elimination        Cons
                                                  -------------------     ------------    -----------        ----
Assets
Current assets:
  Cash and cash equivalents                       $            654        $       153     $         -     $        807
  Accounts receivable                                        9,048             18,581               -           27,629
  Inventories                                               14,319             16,714               -           31,033
  Other current assets                                       3,590              3,449               -            7,039
                                                  ----------------        -----------     -----------     ------------
Total current assets                                        27,611             38,897               -           66,508
                                                  ----------------        -----------     -----------     ------------
Property, plant and equipment, net                           9,875             27,462               -           37,337
                                                  ----------------        -----------     -----------     ------------
Other assets:
  Goodwill and other intangible assets, net                  8,825             81,040               -           89,865
  Investments and intercompany with
    and in subsidiaries                                    120,573           (125,326)          4,753                -
  Other assets                                               1,789                 43               -            1,832
                                                  ----------------        -----------     -----------     ------------
Total other assets                                         131,187            (44,243)          4,753           91,697

Total assets                                      $        168,673        $    22,116     $     4,753     $    195,542
                                                  ================        ===========     ===========     ============

Liabilities and stockholder's deficiency
Current liabilities:
  Accounts payable                                $          4,497        $     8,956     $         -     $     13,453
  Other current liabilities                                 17,462              5,799               -           23,261
                                                  ----------------        -----------     -----------     ------------
Total current liabilities                                   21,959             14,755               -           36,714

Long term debt                                             175,738                  -               -          175,738
Other non current liabilities                                6,013             12,114               -           18,127
                                                  ----------------        -----------     -----------     ------------
Total liabilities                                          203,710             26,869               -          230,579
                                                  ----------------        -----------     -----------     ------------
Total stockholder's equity                                 (35,037)            (4,753)          4,753          (35,037)
                                                  ----------------        -----------     -----------     ------------
Total liabilities and stockholder's equity        $        168,673        $    22,116     $     4,753     $    195,542
                                                  ================        ===========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                     Condensed Consolidating Balance Sheet
                            As of December 31, 1999
                                (In Thousands)

                                                 CII Technologies, Inc     Guarantor
                                                  (Primary Guarantor)     Subsidiaries    Elimination        Cons
                                                  -------------------     ------------    -----------        ----
Assets
Current assets:
  Cash and cash equivalents                       $          5,976        $        69     $         -     $      6,045
  Accounts receivable                                        7,818             15,840               -           23,658
  Inventories                                               13,660             13,838               -           27,498
  Other current assets                                       2,185              2,518               -            4,703
                                                  ----------------        -----------     -----------     ------------
Total current assets                                        29,639             32,265               -           61,904
                                                  ----------------        -----------     -----------     ------------
Property, plant and equipment, net                          11,295             29,452               -           40,747
                                                  ----------------        -----------     -----------     ------------
Other assets:
  Goodwill and other intangible assets, net                  9,774             85,655               -           95,429
  Investments and intercompany with and
    in subsidiaries                                        119,594           (124,259)          4,665                -
  Other assets                                               1,906                 39               -            1,945
                                                  ----------------        -----------     -----------     ------------
Total other assets                                         131,274            (38,565)          4,665           97,374

Total assets                                      $        172,208        $    23,152     $     4,665     $    200,025
                                                  ================        ===========     ===========     ============

Liabilities and stockholder's deficiency
Current liabilities:
  Accounts payable                                $          4,659        $     8,482     $         -     $     13,141
  Other current liabilities                                 13,570              6,158               -           19,728
                                                  ----------------        -----------     -----------     ------------
Total current liabilities                                   18,229             14,640               -           32,869

Long term debt                                             182,975                  -               -          182,975
Other non current liabilities                                4,830             13,177               -           18,007
                                                  ----------------        -----------     -----------     ------------
Total liabilities                                          206,034             27,817               -          233,851
                                                  ----------------        -----------     -----------     ------------
Total stockholder's equity                                 (33,826)            (4,665)          4,665          (33,826)
                                                  ----------------        -----------     -----------     ------------
Total liabilities and stockholder's equity        $        172,208        $    23,152     $     4,665     $    200,025
                                                  ================        ===========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                  Condensed Consolidated Statement of Income
                     For the year ended December 31, 2000
                                (In thousands)

                                          CII Technologies, Inc     Guarantor
                                           (Primary Guarantor)     Subsidiaries    Elimination         Cons
                                          ---------------------    ------------    -----------         ----
Net sales                                     $      70,434        $   137,407     $      (297)    $    207,544
Cost of sales                                        52,367            101,049            (297)         153,119
                                              -------------         ----------     -----------     ------------
Gross margin                                         18,067             36,358               -           54,425
Operating and other expenses                         18,489             37,173          (1,326)          54,336
                                              -------------         ----------     -----------     ------------
Income (loss) before income taxes                      (422)              (815)          1,326               89

Income tax expense (benefit)                            697                511               -            1,208
                                              -------------         ----------     -----------     ------------
Net income (loss)                             $      (1,119)        $   (1,326)    $     1,326     $     (1,119)
                                              =============         ==========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                  Condensed Consolidated Statement of Income
                     For the year ended December 31, 1999
                                (In thousands)

                                         CII Technologies, Inc     Guarantor
                                          (Primary Guarantor)     Subsidiaries    Elimination         Cons
                                         ---------------------    ------------    -----------         ----
Net sales                                     $     69,090        $   105,605     $      (712)    $    173,983
Cost of sales                                       50,369             78,248            (712)         127,905
                                              ------------        -----------     -----------     ------------
Gross margin                                        18,721             27,357               -           46,078

Operating and other expenses                        21,767             29,774          (2,219)          49,322
                                              ------------        -----------     -----------     ------------
Income (loss) before income taxes                   (3,046)            (2,417)          2,219           (3,244)

Income tax expense (benefit)                          (221)              (198)              -             (419)
                                              ------------        -----------     -----------     ------------
Net income (loss)                             $     (2,825)       $    (2,219)    $     2,219     $     (2,825)
                                              ============        ===========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                  Condensed Consolidated Statement of Income
                     For the year ended December 31, 1998
                                (In thousands)

                                                 CII Technologies, Inc     Guarantor
                                                  (Primary Guarantor)     Subsidiaries    Elimination         Cons
                                                  -------------------     ------------    -----------         ----
Net sales                                         $         88,306        $    32,200     $      (476)    $    120,030
Cost of sales                                               60,067             21,694            (476)          81,285
                                                  ----------------        -----------     -----------     ------------
Gross margin                                                28,239             10,506               -           38,745

Operating and other expenses                                22,153             13,085          (1,848)          33,390
                                                  ----------------        -----------     -----------     ------------
Income (loss) before income taxes and                            -
   extraordinary item                                        6,086             (2,579)          1,848            5,355

Income tax expense (benefit)                                 3,102               (731)              -            2,371
                                                  ----------------        -----------     -----------     ------------
Income before extraordinary item                             2,984             (1,848)          1,848            2,984
Extraordinary item - loss on early
   extinguishment of debt (net of
   income tax benefit: $234)                                   351                  -               -              351
                                                  ----------------        -----------     -----------     ------------
Net income (loss)                                 $          2,633        $    (1,848)    $     1,848     $      2,633
                                                  ================        ===========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                Condensed Consolidated Statement of Cash Flows
                     For the year ended December 31, 2000
                                (In thousands)

                                                 CII Technologies, Inc     Guarantor
                                                  (Primary Guarantor)     Subsidiaries    Elimination         Cons
                                                  -------------------     ------------    -----------         ----
Net cash provided by
  operating activities                            $          1,532        $     4,596     $         -     $      6,128
                                                  ----------------        -----------     -----------     ------------
Investing activities:
  Purchases of property,
    plant & equipment                                       (1,493)            (3,465)              -           (4,958)
  Investments in
   Guarantor Subsidiaries                                        -                  -               -                -
  Other investing activities                                   (12)              (169)              -             (181)
                                                  ----------------        -----------     -----------     ------------
Cash used in investing activities                           (1,505)            (3,634)              -           (5,139)
                                                  ----------------        -----------     -----------     ------------
Cash used in financing activities:
  Net borrowings and repayments on long term
   debt agreements                                          (7,595)                 -               -           (7,595)
  Other financing activities                                 2,246               (878)              -            1,368
                                                  ----------------        -----------     -----------     ------------
Cash provided by financing activities                       (5,349)              (878)              -           (6,227)
                                                  ----------------        -----------     -----------     ------------
Net (decrease) increase in cash                             (5,322)                84               -           (5,238)
Cash and cash equivalents, beginning of year                 5,976                 69               -            6,045
                                                  ----------------        -----------     -----------     ------------
Cash and cash equivalents, end of year            $            654        $       153     $         -     $        807
                                                  ================        ===========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                Condensed Consolidated Statement of Cash Flows
                     For the year ended December 31, 1999
                                (In thousands)

                                                 CII Technologies, Inc     Guarantor
                                                  (Primary Guarantor)     Subsidiaries    Elimination         Cons
                                                  -------------------     ------------    -----------         ----
Net cash provided by
  operating activities                            $         10,324        $     2,389     $         -     $     12,713
                                                  ----------------        -----------     -----------     ------------
Investing activities:
  Purchases of property,
    plant & equipment                                       (2,009)            (2,421)              -           (4,430)
  Investments in
   Guarantor Subsidiaries                                  (59,443)                 -               -          (59,443)
  Other investing activities                                  (144)                 -               -             (144)
                                                  ----------------        -----------     -----------     ------------
Cash used in investing activities                          (61,596)            (2,421)              -          (64,017)
                                                  ----------------        -----------     -----------     ------------
Cash used in financing activities:
  Net borrowings and repayments on long term
   debt agreements                                          49,525                  -               -           49,525
  Other financing activities                                 7,528               (173)              -            7,355
                                                  ----------------        -----------     -----------     ------------
Cash provided by financing activities                       57,053               (173)              -           56,880
                                                  ----------------        -----------     -----------     ------------
Net (decrease) increase in cash                              5,781               (205)              -            5,576
Cash and cash equivalents, beginning of year                   195                274               -              469
                                                  ----------------        -----------     -----------     ------------
Cash and cash equivalents, end of year            $          5,976        $        69     $         -     $      6,045
                                                  ================        ===========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

                Condensed Consolidated Statement of Cash Flows
                     For the year ended December 31, 1998
                                (In thousands)

                                                 CII Technologies, Inc     Guarantor
                                                  (Primary Guarantor)     Subsidiaries    Elimination         Cons
                                                  -------------------     ------------    -----------         ----
Net cash provided by
  operating activities                            $          7,259        $     1,973     $         -     $      9,232
                                                  ----------------        -----------     -----------     ------------
Investing activities:
  Purchases of property,
    plant & equipment                                       (1,638)            (1,157)              -           (2,795)
  Investments in
   Guarantor Subsidiaries                                  (46,476)                 -               -          (46,476)
  Other investing activities                                  (921)              (351)              -           (1,272)
                                                  ----------------        -----------     -----------     ------------
Cash used in investing activities                          (49,035)            (1,508)              -          (50,543)
                                                  ----------------        -----------     -----------     ------------
Cash used in financing activities:
  Net borrowings and repayments on long term
   debt agreements                                          33,100                  -               -           33,100
  Other financing activities                                 8,592               (210)              -            8,382
                                                  ----------------        -----------     -----------     ------------
Cash provided by financing activities                       41,692               (210)              -           41,482
                                                  ----------------        -----------     -----------     ------------
Net (decrease) increase in cash                                (84)               255               -              171
Cash and cash equivalents, beginning of year                   279                 19               -              298
                                                  ----------------        -----------     -----------     ------------
Cash and cash equivalents, end of year            $            195        $       274     $         -     $        469
                                                  ================        ===========     ===========     ============

                            CII Technologies, Inc.
                               and Subsidiaries

            Notes To Consolidated Financial Statements (continued)

16.  Selected Quarterly Information (Unaudited)

The following information is presented as supplementary financial information for 2000 and 1999.

Year Ended December 31, 2000      First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter     Quarter
--------------------------------------------------------------------------------
Net Sales                        $ 48,174     $ 53,255     $ 54,469    $ 51,646
Costs of Sales                     36,077       39,762       40,321      36,959
Net Income (Loss)                    (806)        (436)          87          36

                                  First       Second        Third       Fourth
Year Ended December 31, 1999     Quarter      Quarter      Quarter     Quarter
--------------------------------------------------------------------------------
Net Sales                        $ 33,852     $ 49,277     $ 45,560    $ 45,294
Costs of Sales                     24,327       37,450       33,652      32,476
Net Income (Loss)                    (714)        (916)        (486)       (709)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
2.1+           Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated herein by reference to Report on Form 8-K
               (File Number 333-38209).
3.1            Articles of Incorporation of the Company is incorporated herein by reference to Registration Statement on Form S-4
               (File Number 333-38209)
3.2            By-laws of the Company is incorporated herein by reference to
               Registration Statement on Form S-4
               (File Number 333-38209)
4.1            Indenture dated as of September 18, 1997 by and among the
               Company, Kilovac, Kilovac International and Norwest Bank
               Minnesota, National Association, is incorporated herein by reference to Registration Statement on Form S-4
               (File Number 333-38209)
4.2            Purchase Agreement dated as of September 12, 1997 between the
               Company, Kilovac and Kilovac International and BancAmerica
               Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Form S-4
               (File Number 333-38209)
4.3            Registration Rights Agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and
               BancAmerica Securities, Inc. and Salomon Brothers, Inc., is
               incorporated herein by reference to Registration Statement on
               Forms S-4
               (File number 333-38209)
4.4            Supplemental Indenture, dated as of June 18, 1998 between Corcom,
               Inc. and Norwest Bank Minnesota, National Association is
               incorporated herein by reference to Report on Form 10-K
               (File Number 333-38209)
10.3           Employment agreement dated as of May, 1993 between the Company and Michael A. Steinback is incorporated herein by reference to
               Registration Statement on Form S-4
               (File Number 333-38209)
10.4           Employment Agreement dated as of January 7, 1994 between the
               Company and David Henning is incorporated herein by reference to
               Registration Statement on Form S-4
               (File Number 333-38209)
10.5           Management Agreement, dated as of September 18, 1997 among the
               Company, parent and CHS Management III, L.P. is incorporated by reference to Registration Statement on Form S-4
               (File Number 333-38209)
10.6           Tax Sharing Agreement dated as of September 18, 1997 between the

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

10.17          Amendment to the Recapitalization Agreement dated as of September
               18, 1997 by and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
               (File Number 333-38209)
10.18          Indemnification and Escrow Agreement dated as of September 18,
               1997 by and among Parent, certain investors, certain selling stockholders and American National Bank and Trust Company of
               Chicago, is incorporated herein by reference to Registration
               Statement on Form S-4
               (File Number 333-38209)
10.19          Stockholders Agreement dated September 18, 1997 by and among
               Parent and certain of its stockholders, is incorporated herein by reference to Registration Statement on Form S-4
               (File Number 333-38209)
10.20 Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockholders is incorporated by reference to Registration Statement on Form S-4
               (File Number 333-38209)
10.21 Form of Junior Subordinated Promissory Note of Parent is incorporated herein by reference to Registration Statement on Form S-4
               (File Number 333-38209)
10.22 Employment Agreement dated as of October 11, 1995 between Kilovac and Dan McAllister is incorporated herein by reference to Registration Statement on Form S-4
               (File Number 333-38209)
10.26 Asset Purchase Agreement dated as of November 30, 1997 by and between the Company and Genicom Corporation is incorporated by reference to Report on Form 8-K
               (File number 333-38209)
10.27 Stock Purchase Agreement dated as of October 31, 1997 by and between the Company and Societe Financiere D'Investissements Dans
               L'Equipement et la Construction Electrique, S.A., the sole stockholder of IBEX Aerospace Technologies, Inc. is incorporated herein by reference to Report on Form 10-K
               (File Number 333-38209)
10.28+         Asset Purchase Agreement dated May 6, 1998, between Kilovac
               Corporation, Zerubavel Heifetz, Cesar Marestaing and Wilmar
               Electronics, Inc. is incorporated herein by reference to Report on Form 10-K
               (File Number 333-38209)
10.29+ Asset Purchase Agreement dated as of July 24, 1998, by and between the Company and Cornell-Dubilier Electronics, Inc.
10.30          Voting Agreement dated as of March 10, 1998, by and among RF
               Acquisition Corp., Werner E. Newman and James A. Steinback is incorporated herein by reference to Report on Form 10-K
               (File Number 333-38209)
10.31+         Credit Agreement dated as of June 19, 1998, among the Company,
               Parent,

               Bank of America National Trust and Savings Association and certain other lending institutions from time to time a party thereto is incorporated herein by reference to Report on Form
               10-K
               (File Number 333-38209)
10.32          Pledge Agreement dated as of June 19, 1998, among Parent, the
               Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on form 10-K
               (File Number 333-38209)
10.33+         Subsidiary Guarantee dated as of June 19, 1998 by Kilovac,
               Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
               (File Number 333-38209)
10.34+         Security Agreement dated as of June 19, 1998, among Parent, the
               Company, Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
               (File Number 333-38209)
10.35+         Stock Purchase Agreement dated March 19, 1999, by and among
               Products Unlimited Corporation, the Stockholders of Products
               Unlimited Corporation and the Company is incorporated herein by reference to Report on Form 8-K
               (File Number 333-38209)
10.36+ Amended and restated Credit Agreement among Parent, the Company, various lenders, NationsBank, N.A., as an Issuing Lender and Swingline Lender, and NationsBank, N. A., as the Administrative
               Agent, is incorporated herein by reference to Report on Form 8-K
               (File Number 333-38209)
10.37+ Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on Form 8-K
               (File Number 333-38209)
10.38+         Amended and restated Security Agreement among Parent, the
               Company, certain subsidiaries of the Company and Bank of America
               National Trust and Savings Association, as collateral agent, is incorporated herein by reference to report on Form 8-K
               (File Number 333-38209)
10.39+ Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America
               National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K
               (File Number 333-38209)
10.40+         First Amendment and Waiver to Credit Agreement, among Parent, the
               Company, various lenders, Bank of America N. A. as Administrative
               Agent.
10.41          Second Amendment to Credit Agreement, among Parent, the Company,

               various lenders, Bank of America N. A., as Administrative Agent is incorporated herein by reference to Report on Form 10-Q
               (File Number 333-38209)
10.42          Employment Agreement dated as of May 22, 2000 between CII
               Technologies, Inc. and John J. Butler.
10.43          Employment Agreement dated as of November 3, 2000 between CII
               Technologies, Inc. and Ramzi Dabbagh
10.44          1997 CII Technologies, Inc. Stock Option Plan
10.45          Property Transfer and Settlement Agreement dated January, 2000 by and between STI Properties, Inc., Scott Technologies, Inc. and
               Communications Instruments, Inc.
11.1           Statement re-Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
12.1           Computation of Ratio of Earnings to Fixed Charges
21.1           Subsidiaries of the Company, Kilovac, Corcom and Products
               Unlimited as of December 31, 2000
24.1           Powers of Attorney
27             Financial Data Schedule for the fiscal year ended December 31,
               2000
99.1           Press release dated March 22, 1999, published by the registrant is incorporated herein by reference to Report on Form 8-K
               (File Number 333-38209).

+    The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of Regulation S-K.