Form 10-Q
period 2001-03-31
COMMUNICATIONS INSTRUMENTS INC
filed 2001-05-15
CIK 1053916

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 2001

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

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)


                                                                       March 31,               December 31,
                                                                         2001                      2000
                                                                   ----------------         ------------------
                                                                     (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $            939         $             807
  Accounts receivable (less allowance for doubtful accounts:
        March 31, 2001 - $531, 2000 - $447)                                  28,255                    27,629
  Inventories                                                                29,755                    31,033
  Deferred income taxes                                                       3,598                     3,598
  Other current assets                                                        3,735                     3,441
                                                                   -----------------        ------------------
         Total current assets                                                66,282                    66,508
                                                                   -----------------        ------------------

PROPERTY, PLANT AND EQUIPMENT, net                                           36,381                    37,337
                                                                   -----------------        ------------------
OTHER ASSETS:
  Cash restricted for environmental remediation                               1,368                     1,368
  Goodwill (net of accumulated amortization: March 31, 2001
  - $6,852   2000 - $6,293)                                                  62,024                    62,583
  Intangible assets, net                                                     26,436                    27,282
  Other noncurrent assets                                                       561                       464
                                                                   -----------------        ------------------
          Total other assets                                                 90,389                    91,697
                                                                   -----------------        ------------------

TOTAL ASSETS                                                         $      193,052           $       195,542
                                                                   =================        ==================
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                   $       13,288           $        13,453
  Accrued interest                                                            1,606                     4,125
  Other accrued liabilities                                                  11,525                    10,544
  Current portion of long-term debt                                           8,560                     8,592
                                                                   -----------------        ------------------
          Total current liabilities                                          34,979                    36,714

LONG-TERM DEBT                                                              175,604                   175,738
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                       1,774                     1,824
DUE TO PARENT                                                                 3,441                     3,087
DEFERRED INCOME TAXES                                                        12,434                    12,811
OTHER LIABILITIES                                                               406                       405
                                                                   -----------------        ------------------
          Total liabilities                                                 228,638                   230,579
                                                                   -----------------        ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
  Common stock, $.01 par value, 1,000 shares authorized,
          issued and outstanding                                                  -                         -
  Additional paid in capital                                                 22,317                    22,317
  Accumulated deficit                                                       (57,610)                  (57,138)
  Accumulated other comprehensive loss                                         (293)                     (216)
                                                                   -----------------        ------------------
          Total stockholder's deficiency                                    (35,586)                  (35,037)
                                                                   -----------------        ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                       $      193,052           $       195,542
                                                                   =================        ==================

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)


                                                             Three months ended
                                                -------------------------------------------
                                                      March 31,               March 31,
                                                        2001                    2000
                                                   -------------            ------------
Net sales                                          $     52,171             $    48,174
Cost of sales                                            39,042                  36,077
                                                   -------------            ------------
   Gross profit                                          13,129                  12,097

Operating expenses:

Selling expenses                                          3,815                   3,345
General and administrative expenses                       3,208                   3,170
Research and development expenses                           549                     457
Amortization of goodwill and other intangibles            1,128                   1,233
Facility relocation charges                                  50                       0
                                                   -------------            ------------
   Total operating expenses                               8,750                   8,205


Operating income                                          4,379                   3,892



Interest Expense                                         (4,764)                 (4,859)
Other income (expense), net                                 (24)                      2
                                                   -------------            ------------
Loss before income taxes                                   (409)                   (965)

Expense (benefit) from income taxes                          63                    (159)
                                                   -------------            ------------
Net loss                                                   (472)                   (806)

Other comprehensive loss:

Foreign currency translation adjustment                     (77)                    (52)
                                                   -------------            ------------
Other comprehensive loss                                    (77)                    (52)
                                                   -------------            ------------
Comprehensive loss                                 $       (549)            $      (858)
                                                   =============            ============

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)


                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:                     -----------    -------------
   Net loss                                                     (472)            (806)

Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                               3,456            3,819
   Deferred income taxes                                        (377)            (300)
Changes in operating assets and liabilities:
   Accounts receivable                                          (626)          (3,769)
   Inventories                                                 1,278              (23)
   Current assets                                               (294)              18
   Accounts payable                                             (165)           1,552
   Accrued liabilities                                           932              866
   Accrued interest                                           (2,519)          (2,559)
   Other assets and liabilities                                   (5)             (24)
                                                          -----------    -------------
     Net cash provided by (used in) operating activities       1,208           (1,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                    (1,088)          (1,128)
Investment in joint ventures                                    (100)               -
Other investing activities                                        (7)              (5)
                                                          -----------    -------------
     Net cash used in investing activities                    (1,195)          (1,133)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings (repayments) under line of credit            2,100             (100)
   Principal payments under long-term debt agreements         (2,266)          (2,363)
   Payment of loan fees                                            -             (211)
   Payment of capital lease obligations                            -              (13)
   Advances from Parent                                          352               25
   Repayments of amounts owed to former stockholders
   of subsidiary                                                   -             (786)
   Other                                                         (67)             (60)
                                                          -----------    -------------
     Net cash provided by (used in) financing activities         119           (3,508)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             132           (5,867)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   807            6,045
                                                          -----------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         939              178
                                                          ===========    =============

See notes to unaudited condensed consolidated financial statements

CII Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands)

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CII Technologies, Inc. and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Kilovac Corporation ("Kilovac"), Electro-Mech S.A. de C.V. ("Electro-Mech"), Corcom, Inc. ("Corcom"), and Products Unlimited Corporation ("Products"), operate facilities in Carpenteria, California (Kilovac), Juarez, Mexico (Electro-Mech and Corcom), Libertyville, Illinois (Corcom), Sterling and Prophetstown, Illinois (Products), Sabula and Guttenburg, Iowa (Products) and Munich, Germany (Corcom).

The interim financial data as of and for the three months ended March 31, 2001 and March 31, 2000 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 2000 financial information was derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements. Certain reclassifications have been made to the 2000 financial information in order to conform with the 2001 presentation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 as well as the other information included in the Company's annual report filed on Form 10-K. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the year ending December 31, 2001 or any other interim period.

2.      Recapitalization and Joint Ventures

Recapitalization

On September 18, 1997, the Company entered into a series of recapitalization transactions (collectively the "Transactions"). The Transactions are described below.

Code, Hennessy & Simmons III, L.P., certain members of Company management and certain other investors acquired approximately 87% of the capital stock of CIIT Holdings, Inc., a Delaware Corporation (the "Parent"). The Company is a wholly owned subsidiary of the Parent. Certain of the Parent's existing stockholders, including certain members of management, retained approximately 13% of the Parent's capital stock (collectively, the "Recapitalization").

Concurrently, the Company issued $95.0 million of 10% Senior Subordinated Notes due 2004 (the "Old Notes") pursuant to an Indenture, dated September 18, 1997, by and among The Company, Kilovac, Kilovac International, Inc. ("Kilovac International") and Norwest Bank Minnesota, National Association (the "Indenture") through a private placement offering permitted by Rule 144A of the Securities Act of 1933, as amended (the "Offering"). On January 30, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the registration of its 10% Senior Subordinated Notes due 2004, Series "B" (the "Notes") to be issued in exchange for the Old Notes (the "Exchange"). The registration statement became effective on January 30, 1998 and the Exchange was completed on March 9, 1998. Additionally, the Company paid a dividend of approximately $59.4 million to the Parent.

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd. (the "Chinese Joint Venture"). Each party holds 50% of the shares of the new company. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relay components. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. In February, 2001, the Company and Shanghai CI Electric Appliance Co., Ltd., each invested an additional $100. The outstanding investment in the Chinese Joint Venture at December 31, 2000 and March 31, 2001 was $266 and $361, respectively.

In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The recorded value of the investment in the joint venture at December 31, 2000 and March 31, 2001 was $155 and $148, respectively.

3.      Inventories

Components of inventory are as follows:

                                      March 31,        December 31,
                                        2001               2000
                                        ----               ----
Finished goods                        $  8,113           $  8,498
Work-in-process                         10,084              9,600
Raw materials and supplies              17,374             18,894
Reserve for obsolescence                (5,816)            (5,959)
                                      --------           --------
Total                                 $ 29,755           $ 31,033
                                      ========           ========

4.      Long -Term Debt

Long-term debt consists of:

                                            March 31,   December 31,
                                              2001          2000
                                              ----          ----
10% Senior Subordinated Notes             $   95,000     $   95,000
Senior Credit Facility - Term                 73,114         75,380
Senior Credit Facility - Revolver             16,000         13,900
Note Payable                                      50             50
                                          ----------     ----------
                                             184,164        184,330
Less: Current Portion                         (8,560)        (8,592)
                                          ----------     ----------

Total                                      $ 175,604      $ 175,738
                                          ==========     ==========

Interest on the 10% Senior Subordinated Notes (the "Notes") is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. The Notes may be redeemed, in whole or in part, at any time on or after September 15, 2001 at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of the redemption. The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Corcom, and Products have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors.

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The weighted average borrowing rate, calculated based on borrowings outstanding at March 31, 2000 and March 31, 2001 under base rate and LIBOR loans was 9.29% and 8.74%, respectively.

The terms of the Senior Credit Facility and the Notes place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility has a Mandatory prepayment clause based upon a calculation of excess cash flow (as defined in the Senior Credit Facility). Excess cash payments of $850 and $398 were made on March 30, 2000 and 2001, respectively. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of March 31, 2001, the Company was in compliance with all of the terms of the Notes and the covenants of the Senior Credit Facility. The Company, its wholly owned subsidiaries, including Kilovac, Kilovac International, Corcom, Products and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

Letters of credit outstanding under the Senior Credit Facility were $100 at March 31, 2001 and December 31, 2000.

As of March 31, 2001, the Company had available unused borrowing capacity of approximately $8.9 million under the Senior Credit Facility.

5.      Contingencies

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

Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement) with the Prior owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $3.0 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and running of a groundwater remediation system at the Fairview facility. The Company has used escrowed funds to complete investigation and soil cleanup activities, construct a groundwater treatment system and run that system for the past four years. As of March 31, 2001, approximately $1.4 million remained in the interest bearing escrow account. The Company has entered into an Administrative Order on Consent with the State of North Carolina to clean up the site and is responsible for investigation, soil remediation and groundwater remediation costs in excess of the escrowed amount, if any. The Company does not believe that the total investigation and remediation costs will exceed the amounts along with the interest earned on those amounts that the Prior Owner has deposited pursuant to the Settlement Agreement, to such an extent that it will have a materially adverse affect on the Company's financial position or results of operations. The Company has accrued a liability for the total remediation costs of $1.8 million as of March 31, 2001. The Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site.

Assets recorded in relation to the above environmental liabilities are approximately $1.37 million at December 31, 2000 and March 31, 2001.

In connection with the Company's purchase of certain assets and certain liabilities of Hartman Electrical Manufacturing ("Hartman"), a division of Figgie International, Inc., which is now known as Scott Technologies, Inc. ("STI") (the "Hartman Acquisition"), the Company entered into an agreement pursuant to which it leased from a wholly-owned subsidiary of STI a manufacturing facility in Mansfield, Ohio, (the "Mansfield Property") at which Hartman has conducted operations (the "Lease"). The Mansfield Property may contain contamination at levels that will require further investigation and may require soil and/or groundwater remediation. The Lease included an indemnity of the lessor to the Company, guaranteed by STI, for certain environmental liabilities in connection with the Mansfield Property, subject to a dollar limitation of $12.0 million. On or about January 5, 2000, the Company entered into an agreement with the Lessor in which it purchased the property and certain equipment. This agreement followed the decision by the Lessor's registered environmental consultant that no further environmental remediation was needed at the property so long as the property was restricted to industrial usage. The agreement preserves the Lease indemnity but reduces the indemnity cap to $1,000,000 over ten years if the former owner does not seek and obtain a covenant not to sue from the Ohio EPA relating to the site and reduces the cap to $0 over ten years if it obtains a covenant not to sue relating to the site from the Ohio EPA. In either event, the agreement leaves in place the Company's right to seek contribution or indemnity under common law or statute from STI for environmental problems. As an owner of the Mansfield Property, the Company may become subject to liability for remediation of such contamination at and/or from such property, which liability may be joint and several except under certain circumstances. The Company believes that actual remediation costs, if any, will not exceed STI's indemnification obligation. If there are remediation costs that the Company is held liable for and the Company is unable to obtain, or is delayed in obtaining indemnification from STI for any reason, the Company could be adversely affected. The Company does not maintain environmental impairment liability insurance.

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

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    2001                2000
                                                                                    ----                ----
Net sales:
  High Performance Group                                                          $   22,651          $   19,251
  Specialized Industrial Group                                                        29,568              29,131
  Intersegment elimination (1)                                                           (48)               (208)
                                                                                  ----------          ----------
                                                                                  $   52,171          $   48,174
                                                                                  ==========          ==========

Operating income:
  High Performance Group                                                          $    4,053          $    2,877
  Specialized Industrial Group                                                         1,171               1,862
  Corporate                                                                             (845)               (847)
                                                                                  ----------          ----------
                                                                                       4,379               3,892
                                                                                  ----------          ----------

Interest expense, net                                                                 (4,764)             (4,859)
Other income (expense), net                                                              (24)                  2
                                                                                  ----------          ----------

Consolidated loss before income taxes                                             $     (409)         $     (965)
                                                                                  ==========          ==========

Depreciation and amortization expense:
  High Performance Group                                                          $      851          $    1,255
  Specialized Industrial Group                                                         2,301               2,282
  Corporate                                                                               15                   3
                                                                                  ----------          ----------
                                                                                       3,167               3,540
  Amortization of debt issuance costs (2)                                                289                 279
                                                                                  ----------          ----------
Consolidated depreciation and amortization expense                                $    3,456          $    3,819
                                                                                  ==========          ==========

Purchases of property, plant and equipment:

  High Performance Group                                                          $      574          $      686
  Specialized Industrial Group                                                           514                 432
  Corporate                                                                                -                  10
                                                                                  ----------          ----------

Consolidated capital expenditures                                                 $    1,088          $    1,128
                                                                                  ==========          ==========

                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                     ----                ----
Assets:
High Performance Group                                                            $   64,365          $   63,460
Specialized Industrial Group                                                         123,335             126,211
Corporate                                                                              5,352               5,871
                                                                                  ----------          ----------
Consolidated assets                                                               $  193,052          $  195,542
                                                                                  ==========          ==========

(1) - represents net sales between HPG and SIG
(2) - included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments.

7.      Guarantor Subsidiaries

The 10% Senior Subordinated Notes due on September 15, 2004 are fully and unconditionally guaranteed on a secured, joint and several basis by Kilovac, Kilovac International, Corcom, Products, all of which are wholly owned subsidiaries of CII Technologies, Inc. (the "Guarantor Subsidiaries"). The following unaudited condensed consolidating financial data illustrates the composition of CII Technologies, Inc. (the "Primary Guarantor") and the Guarantor Subsidiaries as of March 31, 2000 and 2001.

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

                     Condensed Consolidating Balance Sheet
                             As of March 31, 2001
                                (In thousands)
                                  (Unaudited)

                                                          CII Technologies, Inc          Guarantor
                                                           (Primary Guarantor)         Subsidiaries      Elimination          Cons
                                                           -------------------         ------------      -----------          ----
Cash and cash equivalents                                  $              588       $          351    $         -      $      939
Accounts receivable                                                    10,262               17,993              -          28,255
Inventories                                                            14,494               15,261              -          29,755
Other current assets                                                    3,972                3,361              -           7,333
                                                           ------------------      ---------------   --------------   -----------
Total current assets                                                   29,316               36,966              -          66,282

Property, plant and equipment, net                                      9,694               26,687              -          36,381

Goodwill and other intangible assets, net                               8,489               79,971              -          88,460
Investments and intercompany with
  and in subsidiaries                                                 116,570             (122,470)           5,900           -
Other assets                                                            1,886                   43              -           1,929
                                                           ------------------      ---------------   --------------   -----------
Total other assets                                                    126,945              (42,456)           5,900        90,389

Total assets                                               $          165,955       $       21,197    $       5,900    $  193,052
                                                           ======================================================================

Accounts payable                                           $            4,856       $        8,432    $         -      $   13,288
Other current liabilities                                              16,180                5,511              -          21,691
                                                           ------------------      ---------------   --------------   -----------
Total current liabilities                                              21,036               13,943              -          34,979

Long term debt                                                        175,604                  -                -         175,604
Other non current liabilities                                           4,901               13,154              -          18,055
                                                           ------------------      ---------------   --------------   -----------

Total liabilities                                                     201,541               27,097              -         228,638

Total stockholder's equity                                            (35,586)              (5,900)           5,900       (35,586)
                                                           ------------------      ---------------   --------------   -----------

Total liabilities and stockholder's equity                 $          165,955       $       21,197    $       5,900    $  193,052
                                                           ======================================================================

                     Condensed Consolidating Balance Sheet
                            As of December 31, 2000
                                (In thousands)

                                                          CII Technologies, Inc          Guarantor
                                                           (Primary Guarantor)         Subsidiaries      Elimination          Cons
                                                           -------------------         ------------      -----------          ----
Cash and cash equivalents                                  $              654       $          153    $         -      $      807
Accounts receivable                                                     9,048               18,581              -          27,629
Inventories                                                            14,319               16,714              -          31,033
Other current assets                                                    3,590                3,449              -           7,039
                                                           ------------------      ---------------   --------------   -----------
Total current assets                                                   27,611               38,897              -          66,508

Property, plant and equipment, net                                      9,875               27,462              -          37,337

Goodwill and other intangible assets, net                               8,825               81,040              -          89,865
Investments and intercompany with and in
  and in subsidiaries                                                 120,573             (125,326)           4,753           -
Other assets                                                            1,789                   43              -           1,832
                                                           ------------------      ---------------   --------------   -----------
Total other assets                                                    131,187              (44,243)           4,753        91,697

Total assets                                               $          168,673       $       22,116    $       4,753    $  195,542
                                                           ========================================================================

Accounts payable                                           $            4,497       $        8,956    $         -      $   13,453
Other current liabilities                                              17,462                5,799              -          23,261
                                                           ------------------      ---------------   --------------   -----------
Total current liabilities                                              21,959               14,755              -          36,714

Long term debt                                                        175,738                  -                -         175,738
Other non current liabilities                                           6,013               12,114              -          18,127
                                                           ------------------      ---------------   --------------   -----------

Total liabilities                                                     203,710               26,869              -         230,579

Total stockholder's equity                                            (35,037)              (4,753)           4,753       (35,037)
                                                           ------------------      ---------------   --------------   -----------

Total liabilities and stockholder's equity                 $          168,673       $       22,116    $       4,753    $  195,542
                                                           ========================================================================

                  Condensed Consolidated Statement of Income
                   For the three months ended March 31, 2001
                                (In thousands)
                                  (Unaudited)

                                                          CII Technologies, Inc          Guarantor
                                                           (Primary Guarantor)         Subsidiaries      Elimination          Cons
                                                           -------------------         ------------      -----------          ----
Net sales                                                  $           19,329       $       32,890    $         (48)   $   52,171
Cost of sales                                                          13,909               25,181              (48)       39,042
                                                           ------------------      ---------------   --------------   -----------
Gross margin                                                            5,420                7,709              -          13,129

Operating and other expenses                                            5,311                9,374           (1,147)       13,538
                                                           ------------------      ---------------   --------------   -----------

Income (loss) before income taxes                                         109               (1,665)           1,147          (409)

Income tax expense (benefit)                                              581                 (518)             -              63
                                                           ------------------      ---------------   --------------   -----------


Net income (loss)                                          $             (472)      $       (1,147)   $       1,147    $     (472)
                                                           ------------------------------------------------------------------------

                  Condensed Consolidated Statement of Income
                   For the three months ended March 31, 2000
                                (In thousands)
                                  (Unaudited)

                                                          CII Technologies, Inc          Guarantor
                                                           (Primary Guarantor)         Subsidiaries      Elimination          Cons
                                                           -------------------         ------------      -----------          ----
Net sales                                                  $           16,406       $       31,976    $        (208)   $   48,174
Cost of sales                                                          12,128               24,157             (208)       36,077
                                                           ------------------      ---------------   --------------   -----------
Gross margin                                                            4,278                7,819              -          12,097

Operating and other expenses                                            5,471                8,417             (826)       13,062
                                                           ------------------      ---------------   --------------   -----------

Income (loss) before income taxes                                      (1,193)                (598)             826          (965)

Income tax expense (benefit)                                             (387)                 228              -            (159)
                                                           ------------------      ---------------   --------------   -----------


Net income (loss)                                          $             (806)      $         (826)   $         826    $     (806)
                                                           ------------------------------------------------------------------------

                Condensed Consolidated Statement of Cash Flows
                   For the three months ended March 31, 2001
                                (In thousands)
                                  (Unaudited)

                                                          CII Technologies, Inc          Guarantor
                                                           (Primary Guarantor)         Subsidiaries      Elimination          Cons
                                                           -------------------         ------------      -----------          ----
Net cash provided by (used in)
  operating activities                                     $           (1,229)      $        1,290    $       1,147    $    1,208

Cash flows from investing activities:
  Purchases of property,
    plant & equipment                                                    (286)                (802)             -          (1,088)
  Other investing activities                                             (107)                 -                -            (107)
                                                          -------------------      ---------------   --------------   -----------

Cash used in investing activities                                        (393)                (802)             -          (1,195)


Cash flows from financing activities:

  Repayments on long term debt                                           (166)                  -               -            (166)
  Other financing activities                                              575                 (290)             -             285
                                                          -------------------      ---------------   --------------   -----------

Cash provided by (used in) financing activities                           409                 (290)             -             119

Net increase (decrease) in cash                                        (1,213)                 198            1,147           132

Cash and cash equivalents, beginning of period                            654                  153              -             807

Cash and cash equivalents, end of period                   $             (559)      $          351    $       1,147    $      939
                                                        ===========================================================================

                Condensed Consolidated Statement of Cash Flows
                   For the three months ended March 31, 2000
                                (In thousands)

                                                          CII Technologies, Inc          Guarantor
                                                           (Primary Guarantor)         Subsidiaries      Elimination          Cons
                                                           -------------------         ------------      -----------          ----
Net cash provided by (used in)
  operating activities                                     $           (2,944)      $          892    $         826    $   (1,226)

Cash flows from investing activities:
  Purchases of property,
    plant & equipment                                                    (572)                (556)             -          (1,128)
  Other investing activities                                              -                     (5)             -              (5)
                                                          -------------------      ---------------   --------------   -----------

Cash used in investing activities                                        (572)                (561)             -          (1,133)


Cash flows from financing activities:

  Repayments on long term debt                                         (2,476)                 -                -          (2,476)
  Other financing activities                                             (186)                (846)             -          (1,032)
                                                          -------------------      ---------------   --------------   -----------

Cash used in financing activities                                      (2,662)                (846)             -          (3,508)

Net (decrease) increase in cash                                        (6,178)                (515)             826        (5,867)

Cash and cash equivalents, beginning of period                          5,976                   69              -           6,045

Cash and cash equivalents, end of period                   $             (202)      $         (446)   $         826    $      178
                                                       ============================================================================

8.      New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not in the past and does not anticipate in the future to engage in derivative or hedging activities. Therefore, the adoption of SFAS No. 138 has not had a significant impact on its financial condition or results of operations.

9.      Other Matters

On April 13, 2000 the Company announced the relocation plan of the Midtex Product Lines from one of its Juarez, Mexico facilities to the Company's Joint Ventures. The relocations began in April 2000 and were completed by April 30, 2001. The costs of the product line relocations, including primarily employee separation costs of approximately $711, and preparing current facilities for the relocation, was approximately $900, of which $50 was expensed during the three months ended March 31, 2001.

Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Some of the matters discussed below and elsewhere herein contain forward-looking statements regarding the future performance of the Company and future events. These forward looking statements are identified by the use of words such as "plans", "will", "expects", "intends" and similar words indicating a discussion of something other than historical facts. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. The following discussion and analysis provides information which management believes is relevant to an understanding of the operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this quarterly report as well as in the Registrant's Annual Report for the year ended December 31, 2000 on Form 10-K.

Results of Operations

The following table sets forth information derived from the condensed consolidated statements of operations expressed as a percentage of net sales for the periods indicated. There can be no assurance that the trends in operating results will continue in the future.

                                                                       Three Months Ended
                                                                            March 31
                                                                       ------------------
                                                                          2001      2000
                                                                          ----      ----
Net sales                                                                100.0%    100.0%
Cost of sales                                                             74.8%     74.9%
Gross profit                                                              25.2%     25.1%
Selling expenses                                                           7.3%      6.9%
General and administrative expenses                                        6.1%      6.6%
Research and development expenses                                          1.1%      0.9%
Amortization of goodwill and other intangibles                             2.2%      2.6%
Facility relocation charges                                                0.1%      0.0%
Operating income                                                           8.4%      8.1%

Discussion of Consolidated Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales of the Company for the quarter ended March 31, 2001, increased $4.0 million, or 8.3%, to $52.2 million from $48.2 million for the corresponding period in 2000. This increase is due primarily to (i) strong demand in the military/defense, HVAC, industrial and commercial airframe markets, and (ii) introduction of new products, partially offset by (iii) continued price pressure and (iv) a slowdown in some of the Company's served markets.

Gross profit of the Company for the quarter ended March 31, 2001, increased $1.0 million, or 8.5%, to $13.1 million from $12.1 million for the corresponding period in 2000. Gross profit as a percentage of net sales increased to 25.2% from 25.1% for the same period in 2000. The increase in gross profit as a percentage of net sales is due primarily to (i) continued cost reductions and manufacturing efficiencies partially offset by (ii) labor and material inflation, (iii) continued price pressure, and (iv) an unfavorable mix shift.

Selling expenses for the Company for the quarter ended March 31, 2001, increased $470,000, or 14.1%, to $3.8 million from $3.3 million for the corresponding period in 2000. Selling expenses as a percentage of net sales increased to 7.3% from 6.9% in the same period in 2000. This increase in selling expenses as a percentage of net sales is due primarily to (i) higher expenses necessary to promote the Company's business, and (ii) higher commissions on higher net sales, partially offset by continued cost reductions.

General and administrative expenses for the Company for the quarter ended March 31, 2001, decreased $38,000, to $3.2 million from $3.2 million in 2000. General and administrative expenses as a percentage of net sales decreased to 6.1% from 6.6% for the corresponding period in 2000. This decrease in general and administrative expenses as a percentage of net sales is due primarily to the control of fixed costs and continued cost reductions.

Research and development expenses for the Company for the quarter ended March 31, 2001, increased $92,000, or 20.1%, to $549,000 from $457,000 for the corresponding period in 2000. Research and development expenses as a percentage of net sales remained steady at 1.0% for the same period in 2000.

Amortization of goodwill and other intangibles for the Company for the quarter ended March 31, 2001, decreased to $1.1 million from $1.2 million for the corresponding period in 2000.

Facility relocation charges for the three months ended March 31, 2001 were $50,000 as compared to no expenses for the same period in 2000. The charges in 2001 are in connection with the Company's planned relocation of its Midtex Facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to the Company's Joint Ventures. The relocation of the Midtex Facility was completed by April 30, 2001.

Interest expense of the Company for the three months ended March 31, 2001, decreased $95,000, or 2.0%, to $4.8 million from $4.9 million for the corresponding period in 2000. The decrease was due primarily to the decreased interest rates and lower debt.

The income tax expense of the Company for the three months ended March 31, 2001 was 15.4% of loss before income taxes as compared to an income tax benefit of 16.5% of loss before income taxes for the corresponding period in 2000. The expense is due primarily to some of the amortization of goodwill and intangibles not deductible for tax purposes.

Segment Discussion

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

High Performance Group

Net sales of HPG increased by $3.4 million, or 17.7%, to $22.7 million from $19.3 million for the corresponding period in 2000. This increase is due primarily to (i) strong demand in the military/defense and commercial airframe markets, (ii) introduction of new products, partially offset by (iii) continued price pressure.

Operating income of HPG increased $1.2 million, or 40.9%, to $4.1 million from $2.9 million for the same period in 2000. Operating income of HPG as a percentage of HPG net sales increased to 17.9% from 14.9% for the same period in 2000. The increase in operating income as a percentage of net sales is due primarily to (i) the control of fixed costs, and (ii) continued cost reductions and manufacturing efficiencies partially offset by (iii) labor and material inflation, (iv) continued price pressure, and (v) higher commission on higher revenues.

Specialized Industrial Group

Net sales of SIG increased $437,000, or 1.5%, to $29.6 million from $29.1 million for the same period in 2000. This increase is due primarily to (i) strong demand in the HVAC and industrial markets, (ii) introduction of new products, partially offset by (iii) continued price pressure and (iv) a slowdown in some of the Company's served markets.

Operating income of SIG decreased $691,000, or 37.1%, to $1.2 million from $1.9 million for the same period in 2000. Operating income of SIG as a percentage of SIG net sales decreased to 4.0% from 6.4% for the same period in 2000. This decrease in operating income as a percentage of net sales is due primarily to
(i) an unfavorable mix shift, (ii) labor and material inflation, (iii) continued price pressure, and (iv) increased selling expenses necessary to promote the Company's business, partially offset by (v) continued cost reductions and manufacturing efficiencies, and (vi) the control of fixed costs.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2001 was $1.2 million, compared to cash used in operating activities of $1.2 million for the same period in 2000. The $2.4 million increase in cash provided by operations is due primarily to (i) accounts receivable increasing at a lower rate than in 2000, (ii) a decrease in inventory, (iii) a decrease in interest expense contributing to a lower net loss in 2001 than in 2000, partially offset by (iv) a decrease in accounts payable.

The days' sales outstanding for accounts receivable was approximately 46.1 trade days at March 31, 2001 and approximately 49.6 at December 31, 2000. The average days' sales outstanding decreased due to the Company's continued focus on improving its collection efforts.

The Company's inventories increased from $27.6 million at December 31, 2000 to $28.3 million at March 31, 2001. Inventory turns were 5.1 at March 31, 2001 and
4.8 at December 31, 2000. The Company continually focuses on improving its inventory management.

The Company has historically financed its operations through a combination of internally generated funds and secured borrowings.

Capital expenditures were $1.1 million for the three months ended March 31, 2001 and $1.1 million for the corresponding period in 2000. Additional investments in joint ventures was $100,000 for the three months ended March 31, 2001.

The Company has a borrowing arrangement with a bank which provides for a maximum credit facility of $115.0 million (including $3.0 million for stand-by letters of credit), limited by outstanding indebtedness under the initial $35.0 million term loan agreement ("Tranche A") and the $55.0 million term loan agreement ("Tranche B") or availability on the borrowing base, as defined in the loan agreement (the "Senior Credit Facility"). The amount available for borrowings under the Senior Credit Facility at March 31, 2001 was approximately $8.9 million. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The weighted average borrowing rate, calculated based on borrowings outstanding at March 31, 2000 and March 31, 2001 under base rate and LIBOR loans was 9.29% and 8.74%, respectively. The Senior Credit Facility requires the Company to pay commitment fees of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

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

Instruments governing the Company's indebtedness, including the Senior Credit Facility and the Company's Senior Subordinated Notes (the "Notes"), contain financial and other covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

Such limitations, together with the highly leveraged nature of the Company, could limit corporate and operating activities, including the Company's ability to respond to changing market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

The Company was in compliance with its financial covenants as of March 31, 2001. The Senior Credit Facility has a mandatory prepayment clause (the "Excess Cash Payment") which requires that excess cash flow (as defined in the Senior Credit Facility) be used to prepay the Senior Credit Facility within 90 days after the last day of the fiscal year. The Excess Cash Payment was $850 and $398 for the years ended December 31, 1999 and 2000, respectively.


Adjusted EBITDA

Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, and before any gain (loss) on disposal of assets, adjusted for extraordinary, unusual, and nonrecurring items, the non cash charges resulting from the Parent stock options granted in 2000 and in 2001, and facility relocation charges. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA the same.

Adjusted EBITDA increased to $7.6 million for the three months ended March 31, 2001 from $7.5 million for the corresponding period in 2000.

Inflation
---------

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

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are identified by the use of words such as "plans", "will", "expects", "intends" and similar words indicating a discussion of something other than historical facts. Important factors that could cause future financial performance to differ materially from past results and from those expressed or implied in this document, include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and potential misrepresentations from sellers), changes in business strategy or development plans, dependence on independent sales representatives and distributors, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers and a variety of other factors. The Company makes no commitment to update any forward looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward looking statement.

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

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $20.0 million at March 31, 2001, Tranche B with a balance of $53.5 million at March 31, 2001 and $16.0 million outstanding on the Revolving Credit Facility all of which bear interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or LIBOR Rate plus an applicable margin. While changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the near future, only $1.0 million of the Revolving Credit Facility at March 31, 2001 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. The Company, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

The Company's 10% Senior Subordinated Notes ("the Notes") are at a fixed interest rate of 10%. As a result, a change in the fixed rate interest market would change the estimated fair market value of its fixed rate long-term bond debt. The Company believes that a 10% change in the long term interest rates would not have a material effect on the Company's financial conditions, results of operations or cash flows.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income and loss, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $77,000 in the three months ended March 31, 2001 compared to a net loss of $51,000 in the comparable period of 2000.

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

        See Index of Exhibits.





                                  SIGNATURES

                                              CII Technologies, Inc.




May 15, 2001                                /s/ Michael A. Steinback
------------------------           --------------------------------------------

Date                                           Michael A. Steinback
                                      President and Chief Executive Officer



 May 15, 2001                                /s/ Richard L. Heggelund
------------------------           --------------------------------------------
 Date                                          Richard L. Heggelund
                                    Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                           DESCRIPTION OF DOCUMENT
-------------------------------------------------------------------------------------------
2.1+                Agreement and Plan of Merger, dated as of March 10, 1998, by and among the Company, RF Acquisition Corp. and Corcom, Inc. is incorporated herein by reference to Report on Form 8-K
                    (File Number 333-38209)
3.1                 Articles of Incorporation of the Company is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
3.2                 By-laws of the Company is incorporated herein by reference to
                    Registration Statement on Form S-4
                    (File Number 333-38209)
4.1                 Indenture dated as of September 18, 1997 by amd among the Company,
                    Kilovac, Kilovac International and Norwest Bank Minnesota, National
                    Association, is incorporated herein by reference to Registration
                    Statement on Form S-4
                    (File Number 333-38209)
4.2                 Purchase Agreement dated as of September 12, 1997 between the Company,
                    Kilovac and Kilovac International and BancAmerica Securities, Inc.,
                    and Salomon Brothers, Inc., is incorporated herein by reference to
                    Registration Statement on Form S-4
                    (File Number 333-38209)
4.3                 Registration Rights Agreement dated as of September 18, 1997 between the Company, Kilovac and Kilovac International and BancAmerica
                    Securities, Inc. and Salomon Brothers, Inc., is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
4.4                 Supplemental Indenture, dated as of June 18, 1998 between Corcom, Inc.
                    and Norwest Bank Minnesota, National Association is incorporated herein by reference to Report of Form 10-K
                    (File Number 333-38209)
10.3                Employment Agreement dated as of May, 1993 between the Company and
                    Michael A. Steinback is incorporated herein by reference to Registration
                    Statement on Form S-4
10.4                Employment Agreement dated as of January 7, 1994 between the Company and David Henning is incorporated herein by reference to Registration
                    Statement on Form S-4
                    (File Number 333-38209)
10.5                Management Agreement dated as of September 18, 1997 among the Company,
                    Parent and CHS Management III, L.P. is incorporated by reference to
                    Registration Statement on Form S-4
                    (File Number 333-38209)

10.6                Tax Sharing Agreement dated as of September 18, 1997 between the Company,
                    Parent, Kilovac International and Kilovac International FSC Ltd. is
                    incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.7+               Credit Agreement dated as of September 18, 1997 between the Company, Parent, various banks, Bank of American National Trust and Savings Association and
                    BancAmerica Securities, Inc., is incorporated herein by reference to
                    Registration Statement on Form S-4
                    (File Number 333-38209)
10.8                Pledge Agreements dated as of September 18, 1997 by Parent, the Company,
                    Kilovac and Kilovac International in favor of Bank of America Trust and
                    Savings Association, is incorporated herein by reference to Registration
                    Statement on Form S-4
                    (File Number 333-38209)
10.9                Subsidiary Guarantee dated as of September 18, 1997 by Kilovac and Kilovac
                    International in favor of Bank of American National Trust and Savings
                    Association, is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.10               Security Agreement dated as of September 18, 1997 among Parent, the Company,
                    Kilovac and Kilovac International in favor of Bank of America National
                    Trust and Savings Association is incorporated herein by reference to
                    Registration Statement on Form S-4
                    (File Number 333-38209)
10.11               Stock Subscription and Purchase Agreement dated as of September 20, 1995, by and among the Company, Kilovac and the stockholders and optionholders of
                    Kilovac named therein, is incorporated herein by reference to Registration
                    Statement on Form S-4
                    (File Number 333-38209)
10.12+              Asset Purchase Agreement dated as of June 27, 1996 between the Company and
                    Figgie International Inc., is incorporated herein by reference to
                    Registration Statement on Form S-4
                    (File Number 333-38209)
10.14               Lease Agreement dated as of July 2, 1996 by and between Figgie Properties,
                    Inc. and Communications Instruments, Inc. d/b/a Hartman Division of CII
                    Technologies, Inc. is incorporated herein by reference to Registration
                    Statement on Form S-4
                    (File Number 333-38209)
10.15               Second Amendment to Stock Subscription and Purchase Agreement dated as of
                    August 26, 1996, by and among the Company, Kilovac and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.16+              Recapitalization Agreement dated as of August 6, 1997 among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.17               Amendment to the Recapitalization Agreement dated as of September 18, 1997 by and among Parent, certain investors and certain selling stockholders, is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.18               Indemnification and Escrow Agreement dated as of September 18, 1997 by and among Parent, certain investors, certain selling stockholders and American
                    National Bank and Trust Company of Chicago, is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.19               Stockholders Agreement dated September 18, 1997 by and among Parent and certain of its stockholders, is incorporated herein by reference to
                    Registration Statement on Form S-4
                    (File Number 333-38209)
10.20               Registration Agreement dated as of September 18, 1997 by and among Parent and certain of its stockers is incorporated by reference to Registration
                    Statement on Form S-4
                    (File Number 333-38209)
10.21               Form of Junior Subordinated Promissory Note of Parent is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.22               Employment Agreement dated as of October 11,1995 between Kilovac and Dan
                    McAllister is incorporated herein by reference to Registration Statement on Form S-4
                    (File Number 333-38209)
10.26               Asset Purchase Agreement dated as of November 30, 1997 by and between the
                    Company and Genicom Corporation is incorporated by reference to Report on
                    Form 8-K
                    (File Number 333-38209)
10.27+              Stock Purchase Agreement daed as of October 31, 1997 by and between the
                    Company and Societe Financiere D'Investissements Dans L'Equipement et
                    la Construction Electrique, S.A., the sole stockholder of ibex Aerospace
                    Technologies, Inc. is incorporated herein by reference to Report on Form
                    10-K
                    (File Number 333-38209)
10.28+              Asset Purchase Agreement dated May 6, 1998, between Kilovac Corporation,
                    Zerubavel Heifetz, Cesar Marestaing and Wilmar Electronics, Inc. is
                    incorporated herein by reference to Report on Form 10-K
                    (File Number 333-38209)
10.29+              Asset Purchase Agreement dated as of July 24, 1998, by and between the
                    Company and Cornell-Dubilier Electronics, Inc.
10.30               Voting Agreement dated as of March 10, 1998, by and among RF Acquisition
                    Corp., Werner E. Newman and James A. Steinback is

                    incororated herein by reference to Report on Form 10-K
                    (File Number 333-38209)
10.31+              Credit Agreement dated as of June 19, 1998, among the Company, Parent,
                    Bank of American National Trust and Savings Association and certain other lending institutions from time to time a party thereto is incorporated herein by reference to Report of Form 10-K
                    (File Number 333-38209)
10.32+              Pledge Agreement dated as of June19, 1998, among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and
                    Savings Association is incorporated herein by reference to Report on Form 10-K
                    (File Number 333-38209)
10.33+              Subsidiary Guarantee dated as of June 19, 1998 by Kilovac, Kilovac
                    International and Corcom, Inc. in favor of Bank of American National Trust and
                    Savings Association is incorporated herein by reference to Report on Form 10-K
                    (File Number 333-38209)
10.34+              Security Agreement dated as of June 19, 1998, among Parent, the Company,
                    Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of American
                    National Trust and Savings Association is incorporated herein by reference to
                    Report on Form 10-K
                    (File Number 333-38209)
10.35+              Stock Purchase Agreement dated March 19, 1999, by and among Products Unlimited
                    Corporation, the Stockholders of Products Unlimited Corporation and the Company
                    is incorporated herein by reference to Report on Form 10-K
                    (File Number 333-38209)
10.36+              Amended and restated Credit Agreement among Parent, the Company, various lenders,
                    NationsBank, N.A., as an Issuing Lender and Swingline Lender, and NationsBank,
                    N.A. as the Administrative Agent, is incorporated herein by reference to Report on Form 8-K
                    (File Number 333-38209)
10.37+              Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on
                    Form 8-K
                    (File Number 333-38209)
10.38+              Amended and restated Security Agreement among Parent, the Company, certain subsidiaries of the Company and Bank of America National Trust and Savings
                    Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K
                    (File Number 333-38209)
10.39+              Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America National Trust and
                    Savings Association, as collateral agent, is incorporated herein by reference to Report of Form 8-K

                    (File Number 333-38209)
10.40               First Amendment and Waiver to Credit Agreement, among Parent, the Company, various lenders, Bank of America N.A. as Administrative Agent.
10.41               Second Amendment to Credit Agreement, among Parent, the Company various lenders,
                    Bank of America N.A., as Administrative Agent, is incorporated herein by reference to Report on Form 10-Q
                    (File Number 333-38209)
10.42               Employment Agreement dated as of May 22, 2000 between CII Technologies, Inc.
                    and John J. Butler
10.43               Employment Agreement dated as of November 3, 2000 between CII Technologies, Inc.
                    and Ramzi Dabbagh
10.44               1997 CII Technologies, Inc. Stock Option Plan
10.45               Property Transfer and Settlement Agreement dated January, 2000 by and between
                    STI Properties, Inc., Scott Technologies, Inc. and Communications Instruments,
                    Inc.
11.1                Statement re-Computation of Per Share Earnings.  Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein

+            The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of the Regulation S-K.