Form 10-Q
period 2001-06-30
COMMUNICATIONS INSTRUMENTS INC
filed 2001-08-14
CIK 1053916

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD FROM __________ TO _________


                             CII TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

               North Carolina                                56-182-82-70
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

1200 Ridgefield Blvd., Suite 200, Asheville,                     28806
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

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

                                                                                    June 30,              December 31,
                                                                                      2001                    2000
                                                                                 ---------------        ---------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $           342        $           807
  Accounts receivable (less allowance for doubtful accounts:
         June 30, 2001 - $551, 2000 - $447)                                               27,924                 27,629
  Inventories                                                                             28,319                 31,033
  Deferred income taxes                                                                    3,598                  3,598
  Other current assets                                                                     3,129                  3,441
                                                                                 ---------------        ---------------
              Total current assets                                                        63,312                 66,508
                                                                                 ---------------        ---------------
PROPERTY, PLANT AND EQUIPMENT, net                                                        35,346                 37,337
                                                                                 ---------------        ---------------

OTHER ASSETS:
  Cash restricted for environmental remediation                                           1,361                  1,368
  Goodwill (net of accumulated amortization: June 30, 2001  - $7,423
             2000 - $6,293)                                                               61,453                 62,583
  Intangible assets, net                                                                  25,557                 27,282
  Other noncurrent assets                                                                    572                    464
                                                                                 ---------------        ---------------
              Total other assets                                                          88,943                 91,697
                                                                                 ---------------        ---------------

TOTAL ASSETS                                                                     $       187,601        $       195,542
                                                                                 ===============        ===============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                                                 $        11,813        $        13,453
Accrued interest                                                                           3,747                  4,125
Other accrued liabilities                                                                 11,042                 10,544
Current portion of long-term debt                                                          8,929                  8,592
                                                                                 ---------------        ---------------
              Total current liabilities                                                   35,531                 36,714

LONG-TERM DEBT                                                                           169,753                175,738
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                                    1,617                  1,824
DUE TO PARENT                                                                              3,852                  3,087
DEFERRED INCOME TAXES                                                                     12,052                 12,811
OTHER LIABILITIES                                                                              -                    405
                                                                                 ---------------        ---------------
              Total liabilities                                                          222,805                230,579
                                                                                 ---------------        ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
  Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                                -                      -
  Additional paid in capital                                                              22,317                 22,317
  Accumulated deficit                                                                    (57,179)               (57,138)
  Accumulated other comprehensive loss                                                      (342)                  (216)
                                                                                 ---------------     ------------------
              Total stockholder's deficiency                                             (35,204)               (35,037)
                                                                                 ---------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                                   $       187,601     $          195,542
                                                                                 ===============     ==================

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                             Three months ended                      Six Months Ended
                                                    -------------------------------------  ------------------------------------
                                                        June 30,            June 30,            June 30,           June 30,
                                                          2001                2000                2001               2000
                                                    ----------------   ------------------  ------------------  ----------------
Net sales                                           $         49,593   $           53,255  $          101,764  $        101,429
Cost of sales                                                 35,622               39,762              74,664            75,839
                                                    ----------------   ------------------  ------------------  ----------------
 Gross profit                                                 13,971               13,493              27,100            25,590
                                                    ----------------   ------------------  ------------------  ----------------

Operating expenses:

 Selling expenses                                              3,590                3,404               7,442             6,749
 General and administrative expenses                           2,938                3,082               6,108             6,270
 Research and development expenses                               559                  479               1,108               936
 Amortization of goodwill and other intangibles                1,164                1,231               2,292             2,464
 Facility relocation charges                                      17                  800                  67               800
                                                    ----------------   ------------------  ------------------  ----------------
   Total operating expenses                                    8,268                8,996              17,017            17,219
                                                    ----------------   ------------------  ------------------  ----------------

Operating income                                               5,703                4,497              10,083             8,371


Interest expense, net                                         (4,486)              (4,908)             (9,250)           (9,767)
Other (expense) income, net                                     (125)                  58                (149)               78
                                                    ----------------   ------------------  ------------------  ----------------

Income (loss) before income taxes                              1,092                 (353)                684            (1,318)

Provision for (benefit from) income taxes                        662                   83                 725               (76)
                                                    ----------------   ------------------  ------------------  ----------------

Net income (loss)                                                430                 (436)                (41)           (1,242)

Other comprehensive loss:

Foreign currency translation adjustment                          (49)                  (6)               (126)              (58)
                                                    ----------------   ------------------  ------------------  ----------------

Other comprehensive loss                                         (49)                  (6)               (126)              (58)
                                                    ----------------   --------------------------------------------------------

Comprehensive income (loss)                         $            381   $             (442) $             (167) $         (1,300)
                                                    ================   ==================  ==================  ================

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                               ------------------------------

                                                                                   2001              2000
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $        (41)     $     (1,242)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation and amortization                                                        6,937             7,244
 Deferred income taxes                                                                 (759)             (600)
 Loss (gain) on sale of assets                                                           51               (51)
 Other                                                                                    4               (28)
Changes in operating assets and liabilities, net of
 effects of acquisitions:
 Accounts receivable                                                                   (295)           (4,726)
 Inventories                                                                          2,251               987
 Current assets                                                                         312              (782)
 Accounts payable                                                                    (1,640)            2,063
 Accrued liabilities                                                                    145             1,903
 Accrued interest                                                                      (378)              (26)
 Other assets and liabilities                                                          (252)              (50)
                                                                               ------------      ------------
     Net cash provided by operating activities                                        6,335             4,692
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                           425               150
 Purchases of property, plant and equipment                                          (2,097)           (2,499)
 Investment in joint ventures                                                          (100)                -
 Other investing activities                                                             (19)              (13)
                                                                               ------------      ------------
     Net cash used in investing activities                                           (1,791)           (2,362)
                                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayment) under line of credit                                      2,100            (3,725)
 Principal payments under long-term debt agreements                                  (7,748)           (3,859)
 Payment of loan fees                                                                     -              (213)
 Payment of capital lease obligations                                                     -               (19)
 Advances from parent                                                                   765               643
 Repayments of amounts owed to former stockholders of subsidiary                          -              (786)
 Other                                                                                 (126)              (58)
                                                                               ------------      ------------

     Net cash used in financing activities                                           (5,009)           (8,017)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (465)           (5,687)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          807             6,045
                                                                               ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $        342      $        358
                                                                               ============      ============

See notes to unaudited condensed consolidated financial statements

CII Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands)


1.   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CII Technologies, Inc. and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries, Kilovac Corporation ("Kilovac"), Electro-Mech S.A. de C.V. ("Electro-Mech"), Corcom, Inc. ("Corcom"), and Products Unlimited Corporation ("Products"), operate facilities in Carpenteria, California (Kilovac), Juarez, Mexico (Corcom), Libertyville, Illinois (Corcom), Sterling and Prophetstown, Illinois (Products), Sabula and Guttenburg, Iowa (Products) and Munich, Germany (Corcom).

The interim financial data as of and for the six months ended June 30, 2001 and June 30, 2000 is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the interim financial data does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 2000 financial information is derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements. Certain reclassifications have been made to the 2000 financial information in order to conform with the 2001 presentation.

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

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd. (the "Chinese Joint Venture"). Each party holds 50% of the shares of the company. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relay components. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. In February, 2001, the Company and Shanghai CI Electric Appliance Co., Ltd., each invested an additional $100. The outstanding investment in the Chinese Joint Venture at December 31, 2000 and June 30, 2001 was $266 and $391, respectively.

In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The recorded value of the investment in the joint venture at December 31, 2000 and June 30, 2001 was $155 and $137, respectively.

3.   Inventories

Components of inventory are as follows:
                                                  June 30,          December 31,
                                                    2001                2000
                                                    ----                ----
Finished goods                                    $ 7,911             $ 8,498
Work-in-process                                     8,023               9,600
Raw materials and supplies                         17,879              18,894
Reserve for obsolescence                           (5,494)             (5,959)
                                                  -------             -------
Total                                             $28,319             $31,033
                                                  =======             =======

4.   Long - Term Debt

Long-term debt consists of:

                                                   June 30,       December 31,
                                                     2001             2000
                                                     ----             ----

10% Senior Subordinated Notes                     $  95,000        $  95,000
Senior Credit Facility - Term                        71,257           75,380
Senior Credit Facility - Revolver                    12,400           13,900
Note Payable                                             25               50
                                                  ---------        ---------
                                                    178,682          184,330
Less: Current Portion                                (8,929)          (8,592)
                                                  ---------        ---------

Total                                             $ 169,753        $ 175,738
                                                  =========        =========

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

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The weighted average borrowing rate, calculated based on borrowings outstanding at June 30, 2000 and June 30, 2001 under base rate and LIBOR loans was 9.66% and 7.53%, respectively.

The terms of the Senior Credit Facility and the Notes place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility has a Mandatory prepayment clause based upon a calculation of excess cash flow (as defined in the Senior Credit Facility). Excess cash payments of $850 and $398 were made on March 30, 2000 and 2001, respectively. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of June 30, 2001, the Company was in compliance with all of the terms of the Notes and the covenants of the Senior Credit Facility. The Company, its wholly owned subsidiaries, including Kilovac, Kilovac International, Corcom, Products and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

Letters of credit outstanding under the Senior Credit Facility were $100 at June 30, 2001 and December 31, 2000.

As of June 30, 2001, the Company had available unused borrowing capacity of approximately $12.5 million under the Senior Credit Facility.

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

Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement) with the Prior owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $3.0 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and running of a groundwater remediation system at the Fairview facility. The Company has used escrowed funds to complete investigation and soil cleanup activities, construct a groundwater treatment system and run that system for the past four years. As of June 30, 2001, approximately $1.4 million remained in the interest bearing escrow account. The Company has entered into an Administrative Order on Consent with the State of North Carolina to clean up the site and is responsible for investigation, soil remediation and groundwater remediation costs in excess of the escrowed amount, if any. The Company does not believe that the total investigation and remediation costs will exceed the amounts along with the interest earned on those amounts that the Prior Owner has deposited pursuant to the Settlement Agreement, to such an extent that it will have a materially adverse affect on the Company's financial position or results of operations. The Company has accrued a liability for the total remediation costs of $1.6 million as of June 30, 2001. The Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site.

Assets recorded in relation to the above environmental liabilities are approximately $1.37 million at December 31, 2000 and $1.36 at June 30, 2001.

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

The Company's two reportable operating segments are: (i) the High Performance Group ("HPG") and (ii) the Specialized Industrial Group ("SIG"). HPG includes Communications Instruments Division, Kilovac and Hartman. Products manufactured by HPG include high performance signal level relays and power relays, high voltage and power switching relays, solenoids and other electronic products. SIG includes Corcom, Products and the Midtex Brand. The SIG group manufactures RFI filters, general purpose relays, transformers and definite purpose contactors.

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

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                             2001         2000         2001         2000
                                                             ----         ----         ----         ----
Net sales:
  High Performance Group                                  $  23,283    $  20,658    $  45,934    $  39,909
  Specialized Industrial Group                               26,327       32,752       55,895       61,883
  Intersegment elimination (1)                                  (17)        (155)         (65)        (363)
                                                          ---------    ---------    ---------    ---------
                                                          $  49,593    $  53,255    $ 101,764    $ 101,429
                                                          =========    =========    =========    =========

Operating income:
  High Performance Group                                  $   5,499    $   2,998    $   9,552    $   5,874
  Specialized Industrial Group                                1,073        2,343        2,244        4,206
  Corporate                                                    (869)        (844)      (1,713)      (1,709)
                                                          ---------    ---------    ---------    ---------
                                                              5,703        4,497       10,083        8,371
                                                          ---------    ---------    ---------    ---------

Interest expense, net                                        (4,486)      (4,908)      (9,250)      (9,767)
Other income (expense), net                                    (125)          58         (149)          78
                                                          ---------    ---------    ---------    ---------
Consolidated loss before income taxes                     $   1,092    $    (353)   $     684    $  (1,318)
                                                          =========    =========    =========    =========

Depreciation and amortization expense:
  High Performance Group                                                            $   1,706    $   2,120
  Specialized Industrial Group                                                          4,592        4,551
  Corporate                                                                                63            6
                                                                                    ---------    ---------
                                                                                        6,361        6,677
  Amortization of debt issuance costs (2)                                                 576          567
                                                                                    ---------    ---------
Consolidated depreciation and amortization expense                                  $   6,937    $   7,244
                                                                                    =========    =========

Purchases of property, plant and equipment:
  High Performance Group                                                            $   1,137    $   1,258
  Specialized Industrial Group                                                            960        1,229
  Corporate                                                                                --           12
                                                                                    ---------    ---------
Consolidated capital expenditures                                                   $   2,097    $   2,499
                                                                                    =========    =========

                                                    June 30,        December 31,
                                                      2001              2000
                                                      ----              ----
Assets:
High Performance Group                             $   64,425        $  63,460
Specialized Industrial Group                          118,658          126,211
Corporate                                               4,518            5,871
                                                   ----------        ---------
Consolidated assets                                $  187,601        $ 195,542
                                                   ==========        =========

(1) - represents net sales between HPG and SIG
(2) - included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments.

7.   Guarantor Subsidiaries

The 10% Senior Subordinated Notes due on September 15, 2004 are fully and unconditionally guaranteed on a secured, joint and several basis by Kilovac, Kilovac International, Corcom, and Products, all of which are wholly owned subsidiaries of CII Technologies, Inc. (the "Guarantor Subsidiaries"). The following unaudited condensed consolidating financial data illustrates the composition of CII Technologies, Inc. (the "Primary Guarantor") and the Guarantor Subsidiaries as of June 30, 2000 and 2001.

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

                     Condensed Consolidating Balance Sheet
                              As of June 30, 2001
                                (In thousands)
                                  (Unaudited)

                                                  CII Technologies, Inc       Guarantor
                                                   (Primary Guarantor)     Subsidiaries          Elimination              Cons
                                                   -------------------     ------------          -----------              ----
Cash and cash equivalents                                    $     161        $     181            $    --             $     342
Accounts receivable                                             10,269           17,655                 --                27,924
Inventories                                                     14,401           13,918                 --                28,319
Other current assets                                             3,602            3,125                 --                 6,727
                                                             ---------        ---------            ---------           ---------
Total current assets                                            28,433           34,879                 --                63,312

Property, plant and equipment, net                               9,352           25,994                 --                35,346

Goodwill and other intangible assets, net                        8,130           78,880                 --                87,010
Investments and intercompany with
  and in subsidiaries                                          117,754         (122,470)               4,716                --
Other assets                                                     1,890               43                 --                 1,933
                                                             ---------        ---------            ---------           ---------
Total other assets                                             127,774          (43,547)               4,716              88,943

Total assets                                                 $ 165,559        $  17,326            $   4,716           $ 187,601
                                                             =========        =========            =========           =========

Accounts payable                                             $   4,488        $   7,325            $    --             $  11,813
Other current liabilities                                       18,069            5,649                 --                23,718
                                                             ---------        ---------            ---------           ---------
Total current liabilities                                       22,557           12,974                 --                35,531

Long term debt                                                 169,753             --                   --               169,753
Other non current liabilities                                    4,835           12,686                 --                17,521
                                                             ---------        ---------            ---------           ---------

Total liabilities                                              197,145           25,660                 --               222,805

Total stockholder's equity                                     (35,204)          (4,716)               4,716             (35,204)
                                                             ---------        ---------            ---------           ---------

Total liabilities and stockholder's equity                   $ 161,941        $  20,944            $   4,716           $ 187,601
                                                             =========        =========            =========           =========

                     Condensed Consolidating Balance Sheet
                            As of December 31, 2000
                                (In thousands)

                                                  CII Technologies, Inc       Guarantor
                                                   (Primary Guarantor)     Subsidiaries          Elimination            Cons
                                                   -------------------     ------------          -----------            ----
Cash and cash equivalents                                    $     654        $     153            $    --           $     807
Accounts receivable                                              9,048           18,581                 --              27,629
Inventories                                                     14,319           16,714                 --              31,033
Other current assets                                             3,590            3,449                 --               7,039
                                                             ---------        ---------            ---------         ---------
Total current assets                                            27,611           38,897                 --              66,508

Property, plant and equipment, net                               9,875           27,462                 --              37,337

Goodwill and other intangible assets, net                        8,825           81,040                 --              89,865
Investments and intercompany with and in
subsidiaries                                                   120,573         (125,326)               4,753              --
Other assets                                                     1,789               43                 --               1,832
                                                             ---------        ---------            ---------         ---------
Total other assets
                                                               131,187          (44,243)               4,753            91,697

Total assets                                                 $ 168,673        $  22,116            $   4,753         $ 195,542
                                                             =========        =========            =========         =========

Accounts payable                                             $   4,497        $   8,956            $    --           $  13,453
Other current liabilities                                       17,462            5,799                 --              23,261
                                                             ---------        ---------            ---------         ---------
Total current liabilities                                       21,959           14,755                 --              36,714

Long term debt                                                 175,738             --                   --             175,738
Other non current liabilities                                    6,013           12,114                 --              18,127
                                                             ---------        ---------            ---------         ---------

Total liabilities                                              203,710           26,869                 --             230,579

Total stockholder's equity                                     (35,037)          (4,753)               4,753           (35,037)
                                                             ---------        ---------            ---------         ---------

Total liabilities and stockholder's equity                   $ 168,673        $  22,116            $   4,753         $ 195,542
                                                             =========        =========            =========         =========

                  Condensed Consolidating Statement of Income
                    For the six months ended June 30, 2001
                                (In thousands)
                                  (Unaudited)

                                                  CII Technologies, Inc       Guarantor
                                                   (Primary Guarantor)     Subsidiaries          Elimination            Cons
                                                   -------------------     ------------          -----------            ----
Net sales                                                    $  38,106       $  63,723             $     (65)        $ 101,764
Cost of sales                                                   26,374          48,355                   (65)           74,664
                                                             ---------       ---------             ---------         ---------
Gross margin                                                    11,732          15,368                  --              27,100

Operating and other expenses                                    10,383          17,892                (1,859)           26,416
                                                             ---------       ---------             ---------         ---------

Income (loss) before income taxes                                1,349          (2,524)                1,859               684

Income tax expense (benefit)                                     1,390            (665)                 --                 725
                                                             ---------       ---------             ---------         ---------


Net income (loss)                                            $     (41)      $  (1,859)            $   1,859         $     (41)
                                                             =========       =========             =========         =========

                  Condensed Consolidated Statement of Income
                    For the six months ended June 30, 2000
                                (In thousands)
                                  (Unaudited)

                                                  CII Technologies, Inc       Guarantor
                                                   (Primary Guarantor)     Subsidiaries          Elimination            Cons
                                                   -------------------     ------------          -----------            ----
Net sales                                                    $  35,023        $  66,769            $    (363)         $ 101,429
Cost of sales                                                   26,084           50,118                 (363)            75,839
                                                             ---------        ---------            ---------          ---------
Gross margin                                                     8,939           16,651                 --               25,590

Operating and other expenses                                    10,768           16,757                 (617)            26,908
                                                             ---------        ---------            ---------          ---------

Income (loss) before income taxes                               (1,829)            (106)                 617             (1,318)

Income tax expense (benefit)                                      (587)             511                 --                  (76)
                                                             ---------        ---------            ---------          ---------


Net income (loss)                                            $  (1,242)       $    (617)           $     617          $  (1,242)
                                                             =========        =========            =========          =========

                  Condensed Consolidated Statement of Income
                   For the three months ended June 30, 2001
                                (In thousands)
                                  (Unaudited)

                                                  CII Technologies, Inc       Guarantor
                                                   (Primary Guarantor)     Subsidiaries          Elimination            Cons
                                                   -------------------     ------------          -----------            ----

Net sales                                                 $ 18,777            $ 30,833              $    (17)          $ 49,593
Cost of sales                                               12,465              23,174                   (17)            35,622
                                                          --------            --------              --------           --------
Gross margin                                                 6,312               7,659                  --               13,971

Operating and other expenses                                 5,073               8,518                  (712)            12,879
                                                          --------            --------              --------           --------

Income (loss) before income taxes                            1,239                (859)                  712              1,092

Income tax expense (benefit)                                   809                (147)                 --                  662
                                                          --------            --------              --------           --------


Net income (loss)                                         $    430            $   (712)             $    712           $    430
                                                          ========            ========              ========           ========

                  Condensed Consolidated Statement of Income
                   For the three months ended June 30, 2000
                                (In thousands)
                                  (Unaudited)

                                                  CII Technologies, Inc     Guarantor
                                                   (Primary Guarantor)     Subsidiaries          Elimination            Cons
                                                   -------------------     ------------          -----------            ----
Net sales                                                 $ 18,167            $ 35,243             $   (155)           $ 53,255
Cost of sales                                               13,590              26,327                 (155)             39,762
                                                          --------            --------             --------            --------
Gross margin                                                 4,577               8,916                 --                13,493

Operating and other expenses                                 5,213               8,371                  262              13,846
                                                          --------            --------             --------            --------

Income (loss) before income taxes                             (636)                545                 (262)               (353)

Income tax expense (benefit)                                  (200)                283                 --                    83
                                                          --------            --------             --------            --------


Net income (loss)                                         $   (436)           $    262             $   (262)           $   (436)
                                                          ========            ========             ========            ========

                Condensed Consolidated Statement of Cash Flows
                    For the six months ended June 30, 2001
                                (In thousands)
                                  (Unaudited)

                                                             CII Technologies, Inc     Guarantor
                                                              (Primary Guarantor)     Subsidiaries        Elimination         Cons
                                                              -------------------     ------------        -----------         ----
Net cash provided by (used in)
  operating activities                                               $ 1,191             $ 3,285            $ 1,859         $ 6,335

Cash flows from investing activities:
  Purchases of property,
    plant & equipment                                                   (497)             (1,600)              --            (2,097)
  Other investing activities                                             306                --                 --               306
                                                                     -------             -------            -------         -------

Cash used in investing activities                                       (191)             (1,600)              --            (1,791)


Cash flows from financing activities:
  Repayments on long term debt                                        (5,648)               --                 --            (5,648)
  Other financing activities                                             625                  14               --               639
                                                                     -------             -------            -------         -------

Cash provided by (used in) financing activities                       (5,023)                 14               --            (5,009)
                                                                     -------             -------            -------         -------

Net increase (decrease) in cash                                       (4,023)              1,699              1,859            (465)

Cash and cash equivalents, beginning of period                           654                 153               --               807
                                                                     -------             -------            -------         -------

Cash and cash equivalents, end of period                             $(3,369)            $ 1,852            $ 1,859         $   342
                                                                     =======             =======            =======         =======

                Condensed Consolidated Statement of Cash Flows
                    For the six months ended June 30, 2000
                                (In thousands)

                                                             CII Technologies, Inc     Guarantor
                                                              (Primary Guarantor)     Subsidiaries        Elimination         Cons
                                                              -------------------     ------------        -----------         ----
Net cash provided by (used in)
  operating activities                                              $ (3,059)           $  5,658           $  2,093        $  4,692

Cash flows from investing activities:
  Purchases of property,
    plant & equipment                                                 (1,059)             (1,440)              --            (2,499)
  Other investing activities                                             150                 (13)              --               137
                                                                    --------            --------           --------        --------

Cash used in investing activities                                       (909)             (1,453)              --            (2,362)


Cash flows from financing activities:
  Repayments on long term debt                                        (7,584)               --                 --            (7,584)
  Other financing activities                                            (375)                (58)              --              (433)
                                                                    --------            --------           --------        --------

Cash used in financing activities                                     (7,959)                (58)              --            (8,017)
                                                                    --------            --------           --------        --------

Net (decrease) increase in cash                                      (11,927)              4,147              2,093          (5,687)

Cash and cash equivalents, beginning of period                         5,976                  69               --             6,045
                                                                    --------            --------           --------        --------

Cash and cash equivalents, end of period                            $ (5,951)           $  4,216           $  2,093        $    358
                                                                    ========            ========           ========        ========

8.   New Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not engaged in the past and does not anticipate engaging in the future in derivative or hedging activities. Therefore, the adoption of SFAS No. 138 has not had a significant impact on its financial condition or results of operations.

The Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for all fiscal quarters of fiscal years beginning after January 1, 2002. The new standard discontinues amortization of goodwill and indefinite lived intangible assets, and requires an annual review for impairment. The Company has not yet measured the impact on its results of operations of the adoption of SFAS No. 142.

9.   Other Matters

On April 13, 2000 the Company announced its plan to relocate the Midtex Product Lines from one of its Juarez, Mexico facilities to the Company's Joint Ventures. The relocations began in April 2000 and were completed by April 30, 2001. The costs of the product line relocations, including primarily employee separation costs of approximately $711, and preparing current facilities for the relocation, was approximately $900, of which $50 was expensed during the three months ended March 31, 2001.

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

                                              Six Months Ended        Three Months Ended
                                                   June 30                 June 30
                                            ----------------------- -----------------------
                                               2001        2000        2001        2000
                                               ----        ----        ----        ----
Net sales                                      100.0%      100.0%      100.0%     100.0%
Cost of sales                                   73.4%       74.8%       71.8%      74.7%
Gross profit                                    26.6%       25.2%       28.2%      25.3%
Selling expenses                                 7.3%        6.7%        7.2%       6.4%
General and administrative expenses              6.0%        6.2%        5.9%       5.8%
Research and development expenses                1.1%        0.9%        1.2%       0.9%
Amortization of goodwill and other intangibles   2.3%        2.3%        2.4%       2.3%
Facility relocation charges                      0.0%        0.8%        0.0%       1.5%
Operating income                                 9.9%        8.3%       11.5%       8.4%


Discussion of Consolidated Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net sales of the Company for the six months ended June 30, 2001, increased $335,000, or 0.3%, to $101.8 million from $101.4 million for the corresponding period in 2000. This increase is due primarily to (i) strong demand in the military/defense and commercial airframe markets, (ii) introduction of new products, and (iii) expanded geographic marketing initiatives, partially offset by (iv) a continued slowdown in some of the Company's served markets and (v) continued price pressure.

Gross profit of the Company for the six months ended June 30, 2001, increased $1.5 million, or 5.9%, to $27.1 million from $25.6 million for the corresponding period in 2000. Gross profit as a percentage of net sales increased to 26.6% from 25.2% for the same period in 2000. The increase in gross profit as a percentage of net sales is due primarily to (i) continued strong cost reductions and manufacturing efficiencies partially offset by (ii) labor and material inflation and (iii) continued price pressure.

Selling expenses for the Company for the six months ended June 30, 2001, increased $693,000, or 10.3%, to $7.4 million from $6.7 million for the corresponding period in 2000. Selling expenses as a percentage of net sales increased to 7.3% from 6.7% in the same period in 2000. This increase in selling expenses as a percentage of net sales is due primarily to (i) higher expenses necessary to promote the Company's business, (ii) higher commissions on higher net sales and (iii) a shift in mix to new, higher commission products, partially offset by (iv) continued cost reductions and control of fixed costs.

General and administrative expenses for the Company for the six months ended June 30, 2001, decreased $162,000, or 2.6%, to $6.1 million from $6.3 million in 2000. General and administrative expenses as a percentage of net sales decreased to 6.0% from 6.2% for the corresponding period in 2000. This decrease in general and administrative expenses as a percentage of net sales is due primarily to the control of fixed costs and continued cost reductions.

Research and development expenses for the Company for the six months ended June 30, 2001, increased $172,000, or 18.4%, to $1.1 million from $936,000 for the corresponding period in 2000. Research and development expenses as a percentage of net sales increased to 1.1% from 0.9% for the same period in 2000. Research and development expenses as a percentage of net sales increased primarily due to growth in the development of new products.

Amortization of goodwill and other intangibles for the Company for the six months ended June 30, 2001, decreased to $2.3 million from $2.5 million for the corresponding period in 2000.

Facility relocation charges for the six months ended June 30, 2001 were $67,000 as compared to $800,000 for the same period in 2000. The charges in 2001 and in 2000 were in connection with the Company's planned relocation of its Midtex Facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to the Company's Joint Ventures. The relocation of the Midtex Facility was completed by April 30, 2001.

Interest expense of the Company for the six months ended June 30, 2001, decreased $517,000 or 5.3%, to $9.3 million from $9.8 million for the corresponding period in 2000. The decrease was due primarily to the decreased interest rates and lower debt.

The income tax expense of the Company for the six months ended June 30, 2001 was 106% of income before income taxes as compared to an income tax benefit of 5.8% of loss before income taxes for the corresponding period in 2000. The expense is due primarily to some of the amortization of goodwill and intangibles not deductible for tax purposes.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net sales of the Company for the quarter ended June 30, 2001, decreased $3.7 million, or 6.9%, to $49.6 million from $53.3 million for the corresponding period in 2000. This decrease is due primarily to (i) a continued softening in some of the Company's served markets, and (ii) continued price pressure, partially offset by (iii) strong demand in the military/defense and commercial airframe markets, and (iv) introduction of new products.

Gross profit of the Company for the quarter ended June 30, 2001, increased $478,000, or 3.5%, to $14.0 million from $13.5 million for the corresponding period in 2000. Gross profit as a percentage of net sales increased to 28.2% from 25.3% for the same period in 2000. The increase in gross profit as a percentage of net sales is due primarily to (i) continued strong cost reductions and manufacturing efficiencies partially offset by (ii) labor and material inflation , and (iii) continued price pressure.

Selling expenses for the Company for the quarter ended June 30, 2001, increased $186,000, or 5.5%, to $3.6 million from $3.4 million for the corresponding period in 2000. Selling expenses as a percentage of net sales increased to 7.2% from 6.4% in the same period in 2000. This increase in selling expenses as a percentage of net sales is due primarily to (i) higher expenses necessary to promote the Company's business, (ii) a shift in mix to new, higher commission products, partially offset by (iii) continued cost reductions and control of fixed costs.

General and administrative expenses for the Company for the quarter ended June 30, 2001, decreased $144,000, or 4.7%, to $2.9 million from $3.1 million in 2000. General and administrative expenses as a percentage of net sales increased to 5.9% from 5.8% for the corresponding period in 2000. This increase in general and administrative expenses as a percentage of net sales is due primarily to lower net sales partially offset by the control of fixed costs and continued cost reductions.

Research and development expenses for the Company for the quarter ended June 30, 2001, increased $80,000, or 16.7%, to $559,000 from $479,000 for the corresponding period in 2000. Research and development expenses as a percentage of net sales increased to 1.2% from 0.9% for the corresponding period in 2000. Research and development expenses as a percentage of net sales increased primarily due to growth in the development of new products.

Amortization of goodwill and other intangibles for the Company for the quarter ended June 30, 2001, remained at $1.2 million.

Facility relocation charges for the three months ended June 30, 2001 were $17,000 as compared to $800,000 for the same period in 2000. The charges in 2001 were in connection with the Company's planned relocation of its Midtex Facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to the Company's Joint Ventures. The relocation of the Midtex Facility was completed by April 30, 2001.

Interest expense of the Company for the three months ended June 30, 2001, decreased $422,000, or 8.6%, to $4.5 million from $4.9 million for the corresponding period in 2000. The decrease was due primarily to the decreased interest rates and lower debt.

The income tax expense of the Company for the three months ended June 30, 2001 was 60.6% of profit before income taxes as compared to an income tax expense of 23.5% of loss before income taxes for the corresponding period in 2000. The expense is due primarily to some of the amortization of goodwill and intangibles not deductible for tax purposes.

Segment Discussion

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

High Performance Group

Net sales of HPG for the six months ended June 30, 2001 increased by $6.0 million, or 15.1%, to $45.9 million from $39.9 million for the corresponding period in 2000. This increase is due primarily to (i) strong demand in the military/defense and commercial airframe markets, (ii) the introduction of new products, and (iii) expanded geographic marketing initiatives, partially offset by (iv) continued price pressure.

Operating income of HPG for the six months increased $3.7 million, or 62.6%, to $9.6 million from $5.9 million for the same period in 2000. Operating income of HPG as a percentage of HPG net sales increased to 20.8% from 14.7% for the same period in 2000. The increase in operating income as a percentage of net sales is due primarily to (i) the control of fixed costs, and (ii) continued strong cost reductions and manufacturing efficiencies partially offset by (iii) labor and material inflation, (iv) continued price pressure, and (v) higher commission on higher revenues.

Specialized Industrial Group

Net sales of SIG for the six months ended June 30, 2001 decreased $6.0 or 9.7%, to $55.9 million from $61.9 million for the same period in 2000. This decrease is due primarily to (i) a continued general economic slowdown in some of the Company's served markets, and (ii) continued price pressure, partially offset by
(iii) the introduction of new products, and (iv) continued competitive share gain.

Operating income of SIG for the six months ended decreased $2.0, or 53.3%, to $2.2 million from $4.2 million for the same period in 2000. Operating income of SIG as a percentage of SIG net sales decreased to 4.0% from 6.8% for the same period in 2000. This decrease in operating income as a percentage of net sales is due primarily to (i) a continued general economic slowdown in some of the Company's served markets, (ii) labor and material inflation, (iii) unfavorable currency exchange rates, (iv) continued competitive price pressures and (v) increased selling expenses necessary to promote the Company's business, partially offset by (vi) continued strong cost reductions and manufacturing efficiencies, and (vi) the control of fixed costs.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

High Performance Group

Net sales of HPG for the quarter ended June 30, 2001 increased by $2.6 million, or 12.7%, to $23.3 million from $20.7 million for the corresponding period in 2000. This increase is due primarily to (i) strong demand in the military/defense and commercial airframe markets, (ii) introduction of new products and (iii) expanded geographic marketing initiatives, partially offset by (iv) continued price pressure.

Operating income of HPG for the quarter ended June 30, 2001 increased $2.5 million, or 83.4%, to $5.5 million from $3.0 million for the same period in 2000. Operating income of HPG as a percentage of HPG net sales increased to 23.6% from 14.5% for the same period in 2000. The increase in operating income as a percentage of net sales is due primarily to (i) the control of fixed costs, and (ii) continued strong cost reductions and manufacturing efficiencies partially offset by (iii) labor and material inflation, (iv) continued price pressure, and (v) higher commission on higher revenues.

Specialized Industrial Group

Net sales of SIG for the quarter ended June 30, 2001 decreased $6.4 million, or 19.6%, to $26.3 million from $32.8 million for the same period in 2000. This decrease is due primarily to (i) continued general economic slowdown in some of the Company's served markets and (ii) continued price pressure, partially offset by (iii) the introduction of new products, and (iv) continued competitive share gain.

Operating income of SIG for the quarter ended June 30, 2001 decreased $1.2 million, or 45.8%, to $1.1 million from $2.3 million for the same period in 2000. Operating income of SIG as a percentage of SIG net sales decreased to 4.1% from 7.2% for the same period in 2000. This decrease in operating income as a percentage of net sales is due primarily to (i) a continued general economic slowdown in some of the Company's served markets, (ii) unfavorable currency exchange rates, (iii) continued competitive price pressure and (iv) increased selling expenses to promote the Company's business, partially offset (v) continued strong cost reductions and manufacturing efficiencies, and (vi) the control of fixed costs.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2001 increased $2.0 million to $6.7 million from $4.7 million for the same period in 2000. This increase in cash provided by operations is due primarily to (i) a lower net loss, (ii) lower interest payments, and (iii) continued focus and improvements on all elements of working capital and operating cash flows.

The days' sales outstanding for accounts receivable was approximately 49.6 trade days at June 30, 2001 and at December 31, 2000.

The Company's inventories decreased from $31.0 million at December 31, 2000 to $28.3 million at June 30, 2001. Inventory turns were 5.1 at June 30, 2001 and
4.8 at December 31, 2000. The Company continually focuses on improving its inventory management.

The Company has historically financed its operations through a combination of internally generated funds and secured borrowings.

Capital expenditures were $2.1 million for the six months ended June 30, 2001 and $2.5 million for the corresponding period in 2000. Additional investments in joint ventures was $100,000 for the six months ended June 30, 2001.

The Company has a borrowing arrangement with a bank which provides for a maximum credit facility of $115.0 million (including $3.0 million for stand-by letters of credit), limited by outstanding indebtedness under the initial $35.0 million term loan agreement ("Tranche A") and the $55.0 million term loan agreement ("Tranche B") or availability on the borrowing base, as defined in the loan agreement (the "Senior Credit Facility"). The amount available for borrowings under the Senior Credit Facility at June 30, 2001 was $12.5 million. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The weighted average borrowing rate, calculated based on borrowings outstanding at June 30, 2001 and June 30, 2000 under base rate and LIBOR loans was 7.53% and 9.66%, respectively. The Senior Credit Facility requires the Company to pay commitment fees of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

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

The Company was in compliance with its financial covenants as of June 30, 2001. The Senior Credit Facility has a mandatory prepayment clause (the "Excess Cash Payment"), which requires that excess cash flow (as defined in the Senior Credit Facility) be used to prepay the Senior Credit Facility within 90 days after the last day of the fiscal year. The Excess Cash Payment was $850 and $398 for the years ended December 31, 1999 and 2000, respectively.

Adjusted EBITDA

Adjusted EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization, before any gain (loss) on disposal of assets, adjusted for extraordinary, unusual, and nonrecurring items, the non cash charges resulting from the Parent stock options granted in 2000 and in 2001, and facility relocation charges. Adjusted EBITDA is not intended to represent cash flow from operations or net income as defined by generally accepted accounting principles and should not be considered as a measure of liquidity or an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance. Adjusted EBITDA is included herein because management believes that certain investors find it a useful tool for measuring the Company's ability to service its debt. There are no significant commitments for expenditures of funds not contemplated by this measure of adjusted EBITDA. Adjusted EBITDA as presented may not be comparable to other similarly titled measures presented by other companies and could be misleading unless substantially all companies and analysts calculate adjusted EBITDA the same.

Adjusted EBITDA for the six months ended June 30, 2001 increased to $16.5 million from $15.8 million for the corresponding period in 2000. Adjusted EBITDA for the three months ended June 30, 2001 increased to $8.9 million from $8.4 million for the same period in 2000.

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

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $18.2 million at June 30, 2001, Tranche B with a balance of $53.3 million at June 30, 2001 and $12.4 million outstanding on the Revolving Credit Facility all of which bear interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or LIBOR Rate plus an applicable margin. While changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the near future, only $400,000 million of the Revolving Credit Facility at June 30, 2001 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. The Company, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income and loss, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $126,000 in the six months ended June 30, 2001 compared to a net loss of $58,000 in the comparable period of 2000. The net loss resulting from foreign currency translations was $49,000 in the three months ended June 30, 2001 compared to a net loss of $6,000 for the same period in 2000.

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

         See Index of Exhibits.


                                   SIGNATURES

                                              CII Technologies, Inc.




August 14, 2001                              /s/ Michael A. Steinback
----------------------------        -------------------------------------------
Date                                           Michael A. Steinback
                                      President and Chief Executive Officer



August 14, 2001                              /s/ Richard L. Heggelund
----------------------------        -------------------------------------------
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

         Bank of American National Trust and Savings Association and certain other lending institutions from time to time a party thereto is incorporated herein by reference to Report of Form 10-K
         (File Number 333-38209)
10.32+ Pledge Agreement dated as of June19, 1998, among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
         (File Number 333-38209)
10.33+ Subsidiary Guarantee dated as of June 19, 1998 by Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of American National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
         (File Number 333-38209)
10.34+ Security Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of American National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K
         (File Number 333-38209)
10.35+ Stock Purchase Agreement dated March 19, 1999, by and among Products Unlimited Corporation, the Stockholders of Products Unlimited Corporation and the Company is incorporated herein by reference to Report on Form 10-K
         (File Number 333-38209)
10.36+ Amended and restated Credit Agreement among Parent, the Company, various lenders, NationsBank, N.A., as an Issuing Lender and Swingline Lender, and NationsBank, N.A. as the Administrative Agent, is incorporated herein by reference to Report on Form 8-K
         (File Number 333-38209)
10.37+ Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on Form 8-K
         (File Number 333-38209)
10.38+ Amended and restated Security Agreement among Parent, the Company, certain subsidiaries of the Company and Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K
         (File Number 333-38209)
10.39+ Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report of Form 8-K
         (File Number 333-38209)
10.40 First Amendment and Waiver to Credit Agreement, among Parent, the Company, various lenders, Bank of America N.A. as Administrative Agent.
10.41 Second Amendment to Credit Agreement, among Parent, the Company various lenders, Bank of America N.A., as Administrative Agent, is incorporated herein by reference to Report on Form 10-Q
         (File Number 333-38209)
10.42 Employment Agreement dated as of May 22, 2000 between CII Technologies, Inc. and John J. Butler incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.43 Employment Agreement dated as of November 3, 2000 between CII Technologies, Inc. and Ramzi Dabbagh incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.44 1997 CII Technologies, Inc. Stock Option Plan incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.45 Property Transfer and Settlement Agreement dated January, 2000 by and between STI Properties, Inc., Scott Technologies, Inc. and Communications Instruments, Inc. incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
11.1 Statement re-Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein



+        The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of the Regulation S-K.