Form 10-Q
period 2001-09-30
COMMUNICATIONS INSTRUMENTS INC
filed 2001-11-14
CIK 1053916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)


                                                                        September 30,  December 31,
                                                                            2001         2000
                                                                          ---------    ---------
                                                                         (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $     724    $     807
   Accounts receivable (less allowance for doubtful accounts:
      September 30, 2001 - $551, 2000 - $447)                                25,850       27,629
   Inventories                                                               27,661       31,033
   Deferred income taxes                                                      2,459        3,598
   Other current assets                                                       3,121        3,441
                                                                          ---------    ---------
             Total current assets                                            59,815       66,508
                                                                          ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, net                                           34,286       37,337
                                                                          ---------    ---------

OTHER ASSETS:
   Cash restricted for environmental remediation                              1,318        1,368
   Goodwill (net of accumulated amortization: September 30, 2001 - $7,993
           2000 - $6,293)                                                    60,883       62,583
   Intangible assets, net                                                    24,685       27,282
   Other noncurrent assets                                                      615          464
                                                                          ---------    ---------
             Total other assets                                              87,501       91,697
                                                                          ---------    ---------

TOTAL ASSETS                                                              $ 181,602    $ 195,542
                                                                          =========    =========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable                                                       $  10,845    $  13,453
   Accrued interest                                                           1,270        4,125
   Other accrued liabilities                                                  9,355       10,544
   Current portion of long-term debt                                          9,298        8,592
                                                                          ---------    ---------
             Total current liabilities                                       30,768       36,714

LONG-TERM DEBT                                                              167,658      175,738
ACCRUED ENVIRONMENTAL REMEDIATION COSTS                                       1,473        1,824
DUE TO PARENT                                                                 4,407        3,087
DEFERRED INCOME TAXES                                                        11,775       12,811
OTHER LIABILITIES                                                                --          405
                                                                          ---------    ---------
             Total liabilities                                              216,081      230,579
                                                                          ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIENCY:
   Common stock, $.01 par value, 1,000 shares authorized,
       issued and outstanding                                                    --           --
   Additional paid in capital                                                22,317       22,317
   Accumulated deficit                                                      (56,539)     (57,138)
   Accumulated other comprehensive loss                                        (257)        (216)
                                                                          ---------    ---------
             Total stockholder's deficiency                                 (34,479)     (35,037)
                                                                          ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                            $ 181,602    $ 195,542
                                                                          =========    =========

See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

                                                             Three months ended             Nine Months Ended
                                                         ----------------------------   ----------------------------
                                                         September 30,   September 30,  September 30,  September 30,
                                                            2001            2000            2001           2000
                                                         -------------  --------------  -------------  -------------
Net sales                                                $  44,063       $  54,469       $ 145,827       $ 155,898
Cost of sales                                               31,261          40,321         105,929         116,160
                                                         ---------       ---------       ---------       ---------
   Gross profit                                             12,802          14,148          39,898          39,738
                                                         ---------       ---------       ---------       ---------

Operating expenses:

   Selling expenses                                          3,013           3,685          10,455          10,434
   General and administrative expenses                       2,699           3,222           8,811           9,493
   Research and development expenses                           555             555           1,663           1,491
   Amortization of goodwill and other intangibles            1,146           1,230           3,430           3,694
   Facility relocation charges                                   0              21              67             821
                                                         ---------       ---------       ---------       ---------
     Total operating expenses                                7,413           8,713          24,426          25,933
                                                         ---------       ---------       ---------       ---------


Operating income                                             5,389           5,435          15,472          13,805


Interest expense, net                                       (4,198)         (4,947)        (13,448)        (14,714)
Other income, net                                              252              32             103             112
                                                         ---------       ---------       ---------       ---------

Income (loss) before income taxes                            1,443             520           2,127            (797)

Provision for income taxes                                     803             433           1,528             357
                                                         ---------       ---------       ---------       ---------


Net income (loss)                                              640              87             599          (1,154)

Other comprehensive income (loss):

Foreign currency translation adjustment                         85             (76)            (41)           (134)
                                                         ---------       ---------       ---------       ---------

Other comprehensive income (loss)                               85             (76)            (41)           (134)
                                                         ---------       ---------       ---------       ---------

Comprehensive income (loss)                              $     725       $      11       $     558       $  (1,288)
                                                         =========       =========       =========       =========


See notes to unaudited condensed consolidated financial statements

CII TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      2001          2000
                                                                  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                $    599    $ (1,154)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                                       10,395      10,718
  Deferred income taxes                                                  103        (900)
  Loss (gain) on sale of assets                                           51         (66)
  Other                                                                   --         (72)
Changes in operating assets and liabilities, net of
  effects of acquisitions:
  Accounts receivable                                                  1,779      (3,826)
  Inventories                                                          2,909      (2,203)
  Current assets                                                         320        (938)
  Accounts payable                                                    (2,608)      3,456
  Accrued liabilities                                                 (1,894)      2,275
  Accrued interest                                                    (2,855)     (2,359)
Other assets and liabilities                                             (55)       (268)
                                                                    --------    --------
          Net cash provided by operating activities                    8,744       4,663
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                                           425         189
  Purchases of property, plant and equipment                          (3,038)     (3,818)
  Investment in joint ventures                                          (100)         --
  Other investing activities                                             (19)        (37)
                                                                    --------    --------
         Net cash used in investing activities                        (2,732)     (3,666)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings (repayment) under line of credit                      2,600        (825)
  Principal payments under long-term debt agreements                  (9,974)     (5,727)
  Payment of loan fees                                                    --        (213)
  Payment of capital lease obligations                                    --         (19)
  Advances from parent                                                 1,320       1,017
  Repayments of amounts owed to former stockholders of subsidiary         --        (786)
  Other                                                                  (41)       (112)
                                                                    --------    --------

          Net cash used in financing activities                       (6,095)     (6,665)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (83)     (5,668)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           807       6,045
                                                                    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    724    $    377
                                                                    ========    ========


See notes to unaudited condensed consolidated financial statements

CII Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands)

1.   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CII Technologies, Inc. and its wholly owned subsidiaries (the "Company"). The Company and it's subsidiaries, Kilovac Corporation ("Kilovac"), Electro-Mech S.A. de C.V. ("Electro-Mech"), Corcom, Inc. ("Corcom"), and Products Unlimited Corporation ("Products"), operate facilities in Asheville and Fairview, NC, Carpenteria, California, Juarez, Mexico, Libertyville, Sterling and Prophetstown, Illinois, Sabula and Guttenburg, Iowa, Mansfield, Ohio and Munich, Germany.

The interim financial data as of and for the nine months ended September 30, 2001 and September 30, 2000 is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the interim financial data does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In management's opinion, all adjustments (consisting only of adjustments of a normal recurring nature) necessary for a fair presentation have been included. The December 31, 2000 financial information is derived from audited consolidated financial statements, but excludes certain disclosures included in the Company's audited consolidated financial statements. Certain reclassifications have been made to the 2000 financial information in order to conform with the 2001 presentation.

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

Joint Ventures

In January 1999, the Company formed a joint venture, Shanghai CII Electronics Co. Ltd. with Shanghai CI Electric Appliance Co. Ltd. (the "Chinese Joint Venture"). Each party holds 50% of the shares of the company. The Company accounts for the Chinese Joint Venture using the equity method. The Chinese Joint Venture is a manufacturer and marketer of relay components. The Company's initial investment was approximately $144. The Chinese Joint Venture began production in March 1999. In February, 2001, the Company and Shanghai CI Electric Appliance Co., Ltd., each invested an additional $100. The outstanding investment in the Chinese Joint Venture at December 31, 2000 and September 30, 2001 was $266 and $436, respectively.

In November 1995, the Company formed a joint venture in India with Guardian Controls Ltd., an Indian Company, a bank and certain financial investors. The Company has a 40% interest in the joint venture which was formed for the purpose of manufacturing relays, relay components, and sub-assemblies in India for the domestic Indian market and global markets. The Company accounts for the Indian joint venture using the equity method. The joint venture started production during the fourth quarter of 1996. The recorded value of the investment in the joint venture at December 31, 2000 and September 30, 2001 was $155 and $136, respectively.

3.   Inventories

Components of inventory are as follows:

                                       September 30,     December 31,
                                           2001              2000
                                           ----              ----
Finished goods                          $  8,045          $  8,498
Work-in-process                            8,611             9,600
Raw materials and supplies                16,534            18,894
Reserve for obsolescence                  (5,529)           (5,959)
                                        --------          --------
Total                                   $ 27,661          $ 31,033
                                        ========          ========

4.   Long -Term Debt

Long-term debt consists of:

                                        September 30,     December 31,
                                             2001            2000
                                             ----            ----

10% Senior Subordinated Notes            $  95,000        $  95,000
Senior Credit Facility - Term               69,031           75,380
Senior Credit Facility - Revolver           12,900           13,900
Note Payable                                    25               50
                                         ---------        ---------
                                           176,956          184,330
Less: Current Portion                       (9,298)          (8,592)
                                         ---------        ---------

Total                                    $ 167,658        $ 175,738
                                         =========        =========

Interest on the 10% Senior Subordinated Notes (the "Notes") is payable semi-annually in arrears on March 15 and September 15 of each year. The Notes will mature on September 15, 2004, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership. Beginning September 15, 2001, the Notes may be redeemed, in whole or in part, at the option of the Company, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest and premium, if any, to the date of the redemption. The Company and its wholly owned subsidiaries, Kilovac, Kilovac International, Corcom, and Products have guaranteed the Notes on a full, unconditional, and joint and several basis, which guarantees are fully secured by the assets of such guarantors.

The Senior Credit Facility provides for a maximum credit facility of $115.0 million limited by outstanding indebtedness under the initial $90.0 million term loan agreements (as amended) or availability on the borrowing base, as defined in the loan agreement. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The weighted average borrowing rate, calculated based on borrowings outstanding at September 30, 2000 and September 30, 2001 under base rate and LIBOR loans was 9.973% and 6.795%, respectively.

The terms of the Senior Credit Facility and the Notes place certain restrictions on the Company including, but not limited to, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments (as defined), consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of the assets of the Company and its subsidiaries. The Senior Credit Facility has a Mandatory prepayment clause based upon a calculation of excess cash flow (as defined in the Senior Credit Facility). Excess cash payments of $850 and $398 were made on March 30, 2000 and 2001, respectively. The Senior Credit Facility also contains financial covenants including interest coverage ratios, leverage ratios, limitations on capital expenditures and minimum levels of earnings before interest, taxes, depreciation and amortization, as defined by the Senior Credit Facility. As of September 30, 2001, the Company was in compliance with all of the terms of the Notes and the covenants of the Senior Credit Facility. The Company, its wholly owned subsidiaries, including Kilovac, Kilovac International, Corcom, Products and the Parent have guaranteed the Senior Credit Facility on a full, unconditional, and joint and several basis which guarantees are fully secured by the assets of such guarantors.

Letters of credit outstanding under the Senior Credit Facility were $100 at September 30, 2001 and December 31, 2000.

As of September 30, 2001, the Company had available unused borrowing capacity of approximately $12.0 million under the Senior Credit Facility.

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

Soil and groundwater contamination has been identified at and about the Company's Fairview, North Carolina facility resulting in that site's inclusion in the North Carolina Department of Environmental, Health & Natural Resource's Inactive Hazardous Waste Sites Priority List. The Company believes that the Fairview contamination relates to the past activities of a prior owner of the Fairview property (the "Prior Owner"). On May 11, 1995, the Company entered into a settlement agreement (the "Settlement Agreement) with the Prior owner, pursuant to which the Prior Owner agreed to provide certain funds for the investigation and remediation of the Fairview contamination in exchange for a release of certain claims by the Company. In accordance with the Settlement Agreement, the Prior Owner has placed $3.0 million in escrow to fund further investigation, the remediation of contaminated soils and the installation and running of a groundwater remediation system at the Fairview facility. The Company has used escrowed funds to complete investigation and soil cleanup activities, construct a groundwater treatment system and run that system for the past four years. As of September 30, 2001, approximately $1.3 million remained in the interest bearing escrow account. The Company has entered into an Administrative Order on Consent with the State of North Carolina to clean up the site and is responsible for investigation, soil remediation and groundwater remediation costs in excess of the escrowed amount, if any. The Company does not believe that the total investigation and remediation costs will exceed the amounts along with the interest earned on those amounts that the Prior Owner has deposited pursuant to the Settlement Agreement, to such an extent that it will have a materially adverse affect on the Company's financial position or results of operations. The Company has accrued a liability for the total remediation costs of $1.5 million as of September 30, 2001. The Company, as the current owner of a contaminated property, could be held responsible for the entire cost of investigating and remediating the site.

Assets recorded in relation to the above environmental liabilities are approximately $1.37 million at December 31, 2000 and $1.32 at September 30, 2001.

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

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                             2001            2000           2001            2000
Net sales:                                                   ----            ----           ----            ----
 High Performance Group                                   $  23,178        $  20,873     $  69,065       $  60,782
 Specialized Industrial Group                                20,885           33,628        76,780          95,511
 Intersegment elimination (1)                                     -              (32)          (18)           (385)
                                                          ---------        ---------     ----------      ---------
                                                          $  44,063        $  54,469     $ 145,827       $ 155,898
                                                          =========        =========     =========       =========

Operating income:
  High Performance Group                                  $   5,763        $   3,240     $  15,385       $   9,114
  Specialized Industrial Group                                  444            3,134         2,758           7,341
  Corporate                                                    (818)            (939)       (2,671)         (2,650)
                                                          ---------        ---------     ----------      ---------
                                                              5,389            5,435        15,472          13,805
                                                          ---------        ---------     ----------      ---------

Interest expense, net                                        (4,198)          (4,947)      (13,448)        (14,714)
Other income (expense), net                                     252               32           103             112
                                                          ---------        ---------     ----------      ---------

Consolidated loss before income taxes                     $   1,443        $     520     $   2,127       $    (797)
                                                          =========        =========     =========       =========

Depreciation and amortization expense:
  High Performance Group                                                                 $   2,569       $   2,913
  Specialized Industrial Group                                                               6,874           6,933
  Corporate                                                                                     88              17
                                                                                         ---------       ---------
                                                                                             9,531           9,863
  Amortization of debt issuance costs (2)                                                      864             855
                                                                                         ---------       ---------
Consolidated depreciation and amortization expense                                       $  10,395       $  10,718
                                                                                         =========       =========

Purchases of property, plant and equipment:

  High Performance Group                                                                 $   1,643       $   1,550
  Specialized Industrial Group                                                               1,380           2,131
  Corporate                                                                                     15             137
                                                                                         ---------       ---------

Consolidated capital expenditures                                                        $   3,038       $   3,818
                                                                                         =========       =========

                                    September 30,    December 31,
                                        2001           2000
                                        ----           ----
Assets:
High Performance Group             $   63,671       $   63,460
Specialized Industrial Group          114,451          126,211
Corporate                               3,480            5,871
                                   ----------       ----------
Consolidated assets                $  181,602       $  195,542
                                   ==========       ==========

(1)  - represents net sales between HPG and SIG
(2) - included on the consolidated statements of cash flows as depreciation and amortization and included in the consolidated statement of operations as interest expense. Management does not consider these costs in managing the operations of the reportable segments.

7.  Guarantor Subsidiaries

The 10% Senior Subordinated Notes due on September 15, 2004 are fully and unconditionally guaranteed on a secured, joint and several basis by Kilovac, Kilovac International, Corcom, and Products, all of which are wholly owned subsidiaries of CII Technologies, Inc. (the "Guarantor Subsidiaries"). The following unaudited condensed consolidating financial data illustrates the composition of CII Technologies, Inc. (the "Primary Guarantor") and the Guarantor Subsidiaries as of September 30, 2000 and 2001.

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

                      Condensed Consolidating Balance Sheet
                            As of September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                 CII Technologies, Inc      Guarantor
                                                  (Primary Guarantor)     Subsidiaries      Elimination         Cons
                                                   ----------------       ------------      -----------         ----
Cash and cash equivalents                        $               506      $        218      $         -    $     724
Accounts receivable                                           10,667            15,183                -       25,850
Inventories                                                   14,117            13,544                -       27,661
Other current assets                                           2,638             2,942                -        5,580
                                                 -------------------      ------------      -----------    ---------
Total current assets                                          27,928            31,887                -       59,815

Property, plant and equipment, net                             9,009            25,277                -       34,286

Goodwill and other intangible assets, net                      7,780            77,788                -       85,568
Investments and intercompany with
  and in subsidiaries                                        111,945          (116,044)           4,099            -
Other assets                                                     996               937                -        1,933
                                                 -------------------      ------------      -----------    ---------
Total other assets                                           120,721           (37,319)           4,099       87,501

Total assets                                     $           157,658      $     19,845      $     4,099    $ 181,602
                                                 ===================      =============     ===========    =========

Accounts payable                                 $             4,246      $      6,599      $         -    $  10,845
Other current liabilities                                     15,153             4,770                -       19,923
                                                 -------------------      ------------      -----------    ---------
Total current liabilities                                     19,399            11,369                -       30,768

Long term debt                                               167,658                 -                -      167,658
Other non current liabilities                                  5,080            12,575                -       17,655
                                                 -------------------      ------------      -----------    ---------

Total liabilities                                            192,137            23,944                -      216,081

Total stockholder's equity                                   (34,479)           (4,099)           4,099      (34,479)
                                                 -------------------      ------------      -----------    ---------

Total liabilities and stockholder's equity       $           157,658      $     19,845      $     4,099    $ 181,602
                                                 ===================      ============      ===========    =========

                      Condensed Consolidating Balance Sheet
                             As of December 31, 2000
                                 (In thousands)

                                             CII Technologies, Inc      Guarantor
                                              (Primary Guarantor)     Subsidiaries    Elimination          Cons
                                               -----------------      ------------    -----------          ----
Cash and cash equivalents                     $              654      $        153    $         -    $      807
Accounts receivable                                        9,048            18,581              -        27,629
Inventories                                               14,319            16,714              -        31,033
Other current assets                                       3,590             3,449              -         7,039
                                              ------------------      ------------    -----------    ----------
Total current assets                                      27,611            38,897              -        66,508

Property, plant and equipment, net                         9,875            27,462              -        37,337

Goodwill and other intangible assets, net                  8,825            81,040              -        89,865
Investments and intercompany with and in
  and in subsidiaries                                    120,573          (125,326)         4,753             -
Other assets                                               1,789                43              -         1,832
                                              ------------------      ------------    -----------    ----------
Total other assets                                       131,187           (44,243)         4,753        91,697

Total assets                                  $          168,673      $     22,116    $     4,753    $  195,542
                                              ===================     ============    ===========    ==========

Accounts payable                              $            4,497      $      8,956    $         -    $   13,453
Other current liabilities                                 17,462             5,799              -        23,261
                                              ------------------      ------------    -----------    ----------
Total current liabilities                                 21,959            14,755              -        36,714

Long term debt                                           175,738                 -              -       175,738
Other non current liabilities                              6,013            12,114              -        18,127
                                              ------------------      ------------    -----------    ----------

Total liabilities                                        203,710            26,869              -       230,579

Total stockholder's equity                               (35,037)           (4,753)         4,753       (35,037)
                                              ------------------      ------------    -----------    ----------

Total liabilities and stockholder's equity    $          168,673      $     22,116    $     4,753    $  195,542
                                              ==================      ============    ===========    ==========

                   Condensed Consolidated Statement of Income
                  For the nine months ended September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                 CII Technologies, Inc        Guarantor
                                  (Primary Guarantor)       Subsidiaries        Elimination              Cons
                                  -------------------       ------------        -----------              ----
Net sales                                   $  56,725          $  89,120          $     (18)         $ 145,827
Cost of sales                                  38,123             67,824                (18)           105,929
                                            ---------          ---------          ---------          ---------
Gross margin                                   18,602             21,296               --               39,898

Operating and other expenses                   15,162             24,686             (2,077)            37,771
                                            ---------          ---------          ---------          ---------

Income (loss) before income taxes               3,440             (3,390)             2,077              2,127

Income tax expense (benefit)                    2,841             (1,313)              --                1,528
                                            ---------          ---------          ---------          ---------

Net income (loss)                           $     599          $  (2,077)         $   2,077          $     599
                                            =========          =========          =========          =========




                   Condensed Consolidated Statement of Income
                  For the nine months ended September 30, 2000
                                 (In thousands)
                                   (Unaudited)



                                CII Technologies, Inc          Guarantor
                                  (Primary Guarantor)       Subsidiaries        Elimination              Cons
                                  -------------------       ------------        -----------              ----
Net sales                                   $  51,615          $ 104,678          $    (395)         $ 155,898
Cost of sales                                  38,693             77,862               (395)           116,160
                                            ---------          ---------          ---------          ---------
Gross margin                                   12,922             26,816               --               39,738

Operating and other expenses                   13,813             26,691                 31             40,535
                                            ---------          ---------          ---------          ---------

Income (loss) before income taxes                (891)               125                (31)              (797)

Income tax expense (benefit)                      263                 94               --                  357
                                            ---------          ---------          ---------          ---------


Net income (loss)                           $  (1,154)         $      31          $     (31)         $  (1,154)
                                            ==========         ==========         ==========         ==========

                   Condensed Consolidated Statement of Income
                  For the three months ended September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                  CII Technologies, Inc     Guarantor
                                   (Primary Guarantor)    Subsidiaries       Elimination              Cons
                                   -------------------    ------------       -----------              ----
Net sales                                   $ 18,666          $ 25,397          $     --          $ 44,063
Cost of sales                                 11,798            19,463                --            31,261
                                            --------          --------          --------          --------
Gross margin                                   6,868             5,934                --            12,802

Operating and other expenses                   4,777             7,477              (895)           11,359
                                            --------          --------          --------          --------

Income (loss) before income taxes              2,091            (1,543)              895             1,443

Income tax expense (benefit)                   1,451              (648)               --               803
                                            --------          --------          --------          --------


Net income (loss)                           $    640          $   (895)         $    895          $    640
                                            ========          ========          ========          ========


                   Condensed Consolidated Statement of Income
                  For the three months ended September 30, 2000
                                 (In thousands)
                                   (Unaudited)

                                  CII Technologies, Inc     Guarantor
                                   (Primary Guarantor)    Subsidiaries       Elimination              Cons
                                   -------------------    ------------       -----------              ----
Net sales                                   $ 17,492          $ 37,009          $    (32)         $ 54,469
Cost of sales                                 13,328            27,025               (32)           40,321
                                            --------          --------          --------          --------
Gross margin                                   4,164             9,984                --            14,148

Operating and other expenses                   4,090             8,994               544            13,628
                                            --------          --------          --------          --------

Income (loss) before income taxes                 74               990              (544)              520

Income tax expense (benefit)                     (13)              446                --               433
                                            --------          --------          --------          --------


Net income (loss)                           $     87          $    544          $   (544)         $     87
                                            ========          ========          ========          ========

                 Condensed Consolidated Statement of Cash Flows
                  For the nine months ended September 30, 2001
                                 (In thousands)
                                   (Unaudited)


                                               CII Technologies, Inc    Guarantor
                                                (Primary Guarantor)   Subsidiaries      Elimination            Cons
                                                -------------------   ------------      -----------            ----
Net cash provided by (used in)
  operating activities                                    $   604          $ 6,063          $ 2,077         $ 8,744

Cash flows from investing activities:
  Purchases of property,
    plant & equipment                                        (654)          (2,384)              --          (3,038)
  Other investing activities                                  306               --               --             306
                                                          -------          -------          -------         -------

Cash used in investing activities                            (348)          (2,384)              --          (2,732)


Cash flows from financing activities:
  Repayments on long term debt                             (7,374)              --               --          (7,374)
  Other financing activities                                1,320              (41)              --           1,279
                                                          -------          -------          -------         -------

Cash provided by (used in) financing activities            (6,054)             (41)              --          (6,095)
                                                          -------          -------          -------         -------

Net increase (decrease) in cash                            (5,798)           3,638            2,077             (83)

Cash and cash equivalents, beginning of period                654              153               --             807
                                                          -------          -------          -------         -------

Cash and cash equivalents, end of period                  $(5,144)         $ 3,791          $ 2,077         $   724
                                                          =======          =======          =======         =======

                 Condensed Consolidated Statement of Cash Flows
                  For the nine months ended September 30, 2000
                                 (In thousands)

                                               CII Technologies, Inc     Guarantor
                                                (Primary Guarantor)    Subsidiaries     Elimination           Cons
                                                -------------------    ------------     -----------           ----
Net cash provided by (used in)
  operating activities                                   $ (4,657)         $  7,264        $  2,056       $  4,663

Cash flows from investing activities:
  Purchases of property,
    plant & equipment                                      (1,269)           (2,549)             --         (3,818)
  Other investing activities                                  189               (37)             --            152
                                                         --------          --------        --------       --------

Cash used in investing activities                          (1,080)           (2,586)             --         (3,666)


Cash flows from financing activities:
  Repayments  on long term debt                            (6,552)               --              --         (6,552)
  Other financing activities                                   (1)             (112)             --           (113)
                                                         --------          --------        --------       --------

Cash used in financing activities                          (6,553)             (112)             --         (6,665)
                                                         --------          --------        --------       --------

Net (decrease) increase in cash                           (12,290)            4,566           2,056         (5,668)

Cash and cash equivalents, beginning of period              5,976                69              --          6,045
                                                         --------          --------        --------       --------

Cash and cash equivalents, end of period                 $ (6,314)         $  4,635        $  2,056       $    377
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

                                                    Nine months Ended       Three Months Ended
                                                       September 30            September 30
                                                 -------------------------------------------
                                                   2001       2000        2001        2000
                                                  -----       ----        ----        ----
Net sales                                        100.0%      100.0%      100.0%      100.0%
Cost of sales                                     72.6%       74.5%       70.9%       74.0%
Gross profit                                      27.4%       25.5%       29.1%       26.0%
Selling expenses                                   7.2%        6.7%        6.8%        6.8%
General and administrative expenses                6.0%        6.1%        6.1%        5.9%
Research and development expenses                  1.1%        1.0%        1.3%        1.0%
Amortization of goodwill and other intangibles     2.4%        2.4%        2.7%        2.3%
Facility relocation charges                        0.1%        0.5%        0.0%        0.0%
Operating income                                  10.6%        8.8%       12.2%       10.0%

Discussion of Consolidated Results of Operations

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

Net sales of the Company for the nine months ended September 30, 2001, decreased $10.1 million, or 6.5%, to $145.8 million from $155.9 million for the corresponding period in 2000. This decrease is due primarily to (i) a continued general economic slowdown in some of the Company's served markets and (ii) continued price pressure partially offset by (iii) strong demand in the military/defense and commercial airframe markets, (iv) introduction of new products, (v) expanded geographic marketing initiatives, and (vi) continued competitive share gain.

Gross profit of the Company for the nine months ended September 30, 2001, increased $160,000, or less than 1%, to $39.9 million from $39.7 million for the corresponding period in 2000. Gross profit as a percentage of net sales increased to 27.4% from 25.5% for the same period in 2000. The increase in gross profit as a percentage of net sales is due primarily to continued strong cost reductions and manufacturing efficiencies partially offset by continued price pressure.

Selling expenses for the Company for the nine months ended September 30, 2001, remained the same at $10.4 million for the corresponding period in 2000. Selling expenses as a percentage of net sales increased to 7.2% from 6.7% in the same period in 2000. This increase in selling expenses as a percentage of net sales is due primarily to the same expenses necessary to promote the Company's business during a low revenue period.

General and administrative expenses for the Company for the nine months ended September 30, 2001, decreased $700,000, or 7.2%, to $8.8 million from $9.5 million in 2000. General and administrative expenses as a percentage of net sales decreased to 6.0% from 6.1% for the corresponding period in 2000. This decrease in general and administrative expenses as a percentage of net sales is due primarily to the control of costs and continued cost reductions.

Research and development expenses for the Company for the nine months ended September 30, 2001, increased $172,000, or 11.5%, to $1.7 million from $1.5 million for the corresponding period in 2000. Research and development expenses as a percentage of net sales increased to 1.1% from 1.0% for the same period in 2000. Research and development expenses as a percentage of net sales increased primarily due to increased new product development activities.

Amortization of goodwill and other intangibles for the Company for the nine months ended September 30, 2001, decreased to $3.4 million from $3.7 million for the corresponding period in 2000.

Facility relocation charges for the nine months ended September 30, 2001 were $67,000 as compared to $821,000 for the same period in 2000. The charges in 2001 and in 2000 were in connection with the Company's planned relocation of its Midtex Facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to the Company's Joint Ventures. The relocation of the Midtex Facility was completed by April 30, 2001.

Interest expense of the Company for the nine months ended September 30, 2001, decreased $1.3 million or 8.6%, to $13.4 million from $14.7 million for the corresponding period in 2000. The decrease was due primarily to decreased interest rates and lower debt.

The income tax expense of the Company for the nine months ended September 30, 2001 was 71.8% of income before income taxes as compared to an income tax expense of 44.8% of loss before income taxes for the corresponding period in 2000. The high effective tax rates are due primarily to a portion of the amortization of goodwill and intangibles not deductible for tax purposes.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales of the Company for the quarter ended September 30, 2001, decreased $10.4 million, or 19.1%, to $44.1 million from $54.5 million for the corresponding period in 2000. This decrease is due primarily to (i) a continued general economic slowdown in some of the Company's served markets, and (ii) continued price pressure, partially offset by (iii) strong demand in the military/defense and commercial airframe markets, (iv) introduction of new products, (v) expanded geographic marketing initiatives, and (vi) continued competitive share gain.

Gross profit of the Company for the quarter ended September 30, 2001, decreased $1.3 million, or 9.5%, to $12.8 million from $14.1 million for the corresponding period in 2000. Gross profit as a percentage of net sales increased to 29.1% from 26.0% for the same period in 2000. The increase in gross profit as a percentage of net sales is due primarily to continued strong cost reductions and manufacturing efficiencies partially offset by continued price pressure.

Selling expenses for the Company for the quarter ended September 30, 2001, decreased $672,000, or 18.2%, to $3.0 million from $3.7 million for the corresponding period in 2000. Selling expenses as a percentage of net sales remained the same at 6.8% in the same period in 2000.

General and administrative expenses for the Company for the quarter ended September 30, 2001, decreased $523,000, or 16.2%, to $2.7 million from $3.2 million in 2000. General and administrative expenses as a percentage of net sales increased to 6.1% from 5.9% for the corresponding period in 2000. This increase in general and administrative expenses as a percentage of net sales is due primarily to lower net sales partially offset by the control of costs and continued cost reductions.

Research and development expenses for the Company for the quarter ended September 30, 2001, remained the same at $555,000 for the corresponding period in 2000. Research and development expenses as a percentage of net sales increased to 1.3% from 1.0% for the corresponding period in 2000. Research and development expenses as a percentage of net sales increased primarily due to lower net sales and increased new product development activities.

Amortization of goodwill and other intangibles for the Company for the quarter ended September 30, 2001, decreased $84,000 or 6.8% to $1.1 million from $1.2 million in 2000.

There were no facility relocation charges for the three months ended September 30, 2001 as compared to $21,000 for the same period in 2000. The charges in 2000 were in connection with the Company's planned relocation of its Midtex Facility. The facility relocation charges include but are not limited to employee separation charges and costs to relocate the product lines to the Company's Joint Ventures. The relocation of the Midtex Facility was completed by April 30, 2001.

Interest expense of the Company for the three months ended September 30, 2001, decreased $749,000, or 15.1%, to $4.2 million from $4.9 million for the corresponding period in 2000. The decrease was due primarily to decreased interest rates and lower debt.

The income tax expense of the Company for the three months ended September 30, 2001 was 55.6% of profit before income taxes as compared to an income tax expense of 83.3% of income before income taxes for the corresponding period in 2000. The high effective tax rates are due primarily to a portion of the amortization of goodwill and intangibles not deductible for tax purposes.

Segment Discussion

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

High Performance Group

Net sales of HPG for the nine months ended September 30, 2001 increased by $8.3 million, or 13.6%, to $69.1 million from $60.8 million for the corresponding period in 2000. This increase is due primarily to (i) strong demand in the military/defense and commercial airframe markets, (ii) the introduction of new products, (iii) expanded geographic marketing initiatives, and (iv) continued competitive share gain partially offset by (v) continued price pressure.

Operating income of HPG for the nine months increased $6.3 million, or 68.8%, to $15.4 million from $9.1 million for the same period in 2000. Operating income of HPG as a percentage of HPG net sales increased to 22.3% from 15.0% for the same period in 2000. The increase in operating income as a percentage of net sales is due primarily to (i) the control of fixed costs, and (ii) continued strong cost reductions and manufacturing efficiencies partially offset by (iii) continued price pressure, and (iv) higher sales commission on higher revenues.

Specialized Industrial Group

Net sales of SIG for the nine months ended September 30, 2001 decreased $18.7 million or 19.6%, to $76.8 million from $95.5 million for the same period in 2000. This decrease is due primarily to (i) a continued general economic slowdown in some of the Company's served markets, and (ii) continued price pressure, partially offset by (iii) the introduction of new products, and (iv) continued competitive share gain.

Operating income of SIG for the nine months ended decreased $4.5 million, or 62.4%, to $2.8 million from $7.3 million for the same period in 2000. Operating income of SIG as a percentage of SIG net sales decreased to 3.6% from 7.7% for the same period in 2000. This decrease in operating income as a percentage of net sales is due primarily to (i) a continued general economic slowdown in some of the Company's served markets, (ii) labor and material inflation, (iii) unfavorable currency exchange rates, (iv) continued competitive price pressures and (v) increased selling expenses necessary to promote the Company's business, partially offset by (vi) continued strong cost reductions and manufacturing efficiencies, and (vii) the control of fixed costs.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

High Performance Group

Net sales of HPG for the quarter ended September 30, 2001 increased by $2.3 million, or 11.0%, to $23.2 million from $20.9 million for the corresponding period in 2000. This increase is due primarily to (i) strong demand in the military/defense and commercial airframe markets, (ii) introduction of new products, (iii) expanded geographic marketing initiatives, and (iv) continued competitive share gain partially offset by (v) continued price pressure.

Operating income of HPG for the quarter ended September 30, 2001 increased $2.6 million, or 77.9%, to $5.8 million from $3.2 million for the same period in 2000. Operating income of HPG as a percentage of HPG net sales increased to 24.9% from 15.5% for the same period in 2000. The increase in operating income as a percentage of net sales is due primarily to (i) the control of fixed costs, and (ii) continued strong cost reductions and manufacturing efficiencies partially offset by (iii) continued price pressure, and (iv) higher sales commission on higher revenues.

Specialized Industrial Group

Net sales of SIG for the quarter ended September 30, 2001 decreased $12.7 million, or 37.9%, to $20.9 million from $33.6 million for the same period in 2000. This decrease is due primarily to (i) continued general economic slowdown in some of the Company's served markets compared to a prior year peak demand in those same served markets and (ii) continued price pressure, partially offset by
(iii) the introduction of new products, and (iv) continued competitive share gain.

Operating income of SIG for the quarter ended September 30, 2001 decreased $2.7 million, or 85.8%, to $444,000 from $3.1 million for the same period in 2000. Operating income of SIG as a percentage of SIG net sales decreased to 2.1% from 9.3% for the same period in 2000. This decrease in operating income as a percentage of net sales is due primarily to (i) a continued general economic slowdown in some of the Company's served markets, (ii) unfavorable currency exchange rates, (iii) continued competitive price pressure, partially offset
(iv) continued strong cost reductions and manufacturing efficiencies, and (v) the control of fixed costs.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2001 increased $4.0 million to $8.7 million from $4.7 million for the same period in 2000. This increase in cash provided by operations is due primarily to
(i) an increase in income, (ii) lower interest payments, and (iii) continued focus and improvements on all elements of working capital and operating cash flows.

The days' sales outstanding for accounts receivable was approximately 52.2 trade days at September 30, 2001 and 49.6 at December 31, 2000.

The Company's inventories decreased from $31.0 million at December 31, 2000 to $27.7 million at September 30, 2001. Inventory turns were 4.6 at September 30, 2001 and 4.8 at December 31, 2000. The Company continually focuses on improving its inventory management.

The Company has historically financed its operations through a combination of internally generated funds and secured borrowings.

Capital expenditures were $3.0 million for the nine months ended September 30, 2001 and $3.8 million for the corresponding period in 2000. Additional investments in joint ventures was $100,000 for the nine months ended September 30, 2001.

The Company has a borrowing arrangement with a bank which provides for a maximum credit facility of $115.0 million (including $3.0 million for stand-by letters of credit), limited by outstanding indebtedness under the initial $35.0 million term loan agreement ("Tranche A") and the $55.0 million term loan agreement ("Tranche B") or availability on the borrowing base, as defined in the loan agreement (the "Senior Credit Facility"). The amount available for borrowings under the Senior Credit Facility at September 30, 2001 was $12.0 million. All funds may be borrowed as either a base rate loan or LIBOR loan. For base rate loans and LIBOR loans an applicable margin is added to the base rate interest rate or the LIBOR interest rate based on a Consolidated Senior Leverage Ratio Level (as defined in the Senior Credit Facility). The base rate interest rate is the higher of a Reference Rate (as defined) or the federal funds rate plus 1/2%. The weighted average borrowing rate, calculated based on borrowings outstanding at September 30, 2001 and September 30, 2000 under base rate and LIBOR loans was 6.795% and 9.973%, respectively. The Senior Credit Facility requires the Company to pay commitment fees of 0.5% on the undrawn amount of the Senior Credit Facility, subject to adjustment based on the Consolidated Senior Leverage Ratio of the Company.

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

The Company was in compliance with its financial covenants as of September 30, 2001. The Senior Credit Facility has a mandatory prepayment clause (the "Excess Cash Payment"), which requires that excess cash flow (as defined in the Senior Credit Facility) be used to prepay the Senior Credit Facility within 90 days after the last day of the fiscal year. The Excess Cash Payment was $850 and $398 for the years ended December 31, 1999 and 2000, respectively.

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

Adjusted EBITDA for the nine months ended September 30, 2001 increased to $25.3 million from $24.5 million for the corresponding period in 2000. Adjusted EBITDA for the three months ended September 30, 2001 increased to $8.8 million from $8.7 million for the same period in 2000.

Inflation
---------

Management does not believe that inflation historically had a significant effect on the Company's business. While Management does believe that inflation began to have an unfavorable impact on the Company's business during 1999 and 2000 due to a tighter US labor market which Management believes has caused labor costs to increase at a higher percentage level than in previous years, the effect of this inflation has begun to dissipate in 2001.

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

Interest Rate Risk

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place the Senior Credit Facility, which consists of two term loans, Tranche A with a balance of $16.1 million at September 30, 2001, Tranche B with a balance of $52.9 million at September 30, 2001 and $12.9 million outstanding on the Revolving Credit Facility all of which bear interest at variable rates. Borrowings under the Senior Credit Facility bear interest based on the Lenders' Reference Rate (as defined in the credit agreement) or LIBOR Rate plus an applicable margin. While changes in the Reference Rate or the LIBOR Rate could affect the cost of funds borrowed in the near future, only $1.4 million of the Revolving Credit Facility at September 30, 2001 was carried at a variable rate, with the remainder of the Senior Credit Facility on short term fixed rates. The Company, therefore, believes the effect, if any, of reasonable possible near-term changes in interest rates on the Company's consolidated financial position, results of operations and cash flows would not be material.

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

The Company experiences foreign currency translations gains and losses, which are reflected in the Company's consolidated statement of operations and comprehensive income and loss, due to the strengthening and weakening of the US dollar against the currencies of the Company's foreign subsidiaries or divisions and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in US dollars. The net loss resulting from foreign currency translations was $41,000 in the nine months ended September 30, 2001 compared to a net loss of $134,000 in the comparable period of 2000. The net gain resulting from foreign currency translations was $85,000 in the three months ended September 30, 2001 compared to a net loss of $76,000 for the same period in 2000.

The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

Part II -Other Information
Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable
Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K

         See Index of Exhibits.


                                   SIGNATURES

                                                CII Technologies, Inc.




November 14, 2001                             /s/ Michael A. Steinback
----------------------------         -------------------------------------------
Date                                            Michael A. Steinback
                                       President and Chief Executive Officer

November 14, 2001                             /s/ Richard L. Heggelund
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

         Bank of American National Trust and Savings Association and certain other lending institutions from time to time a party thereto is incorporated herein by reference to Report of Form 10-K (File Number 333-38209)
10.32+ Pledge Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac and Kilovac International in favor of Bank of America National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.33+ Subsidiary Guarantee dated as of June 19, 1998 by Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of American National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.34+ Security Agreement dated as of June 19, 1998, among Parent, the Company, Kilovac, Kilovac International and Corcom, Inc. in favor of Bank of American National Trust and Savings Association is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.35+ Stock Purchase Agreement dated March 19, 1999, by and among Products Unlimited Corporation, the Stockholders of Products Unlimited Corporation and the Company is incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.36+ Amended and restated Credit Agreement among Parent, the Company, various lenders, NationsBank, N.A., as an Issuing Lender and Swingline Lender, and NationsBank, N.A. as the Administrative Agent, is incorporated herein by reference to Report on Form 8-K (File Number 333-38209)
10.37+ Amended and restated Subsidiary Guaranty by certain subsidiaries of the Company in favor of NationsBank, N.A. is incorporated herein by reference to Report on Form 8-K (File Number 333-38209)
10.38+ Amended and restated Security Agreement among Parent, the Company, certain subsidiaries of the Company and Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report on Form 8-K (File Number 333-38209)
10.39+ Amended and restated Pledge Agreement by Parent, the Company and certain subsidiaries of the Company in favor of Bank of America National Trust and Savings Association, as collateral agent, is incorporated herein by reference to Report of Form 8-K (File Number 333-38209)
10.40 First Amendment and Waiver to Credit Agreement, among Parent, the Company, various lenders, Bank of America N.A. as Administrative Agent.
10.41 Second Amendment to Credit Agreement, among Parent, the Company various lenders, Bank of America N.A., as Administrative Agent, is incorporated herein by reference to Report on Form 10-Q (File Number 333-38209)
10.42 Employment Agreement dated as of May 22, 2000 between CII Technologies, Inc. and John J. Butler incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.43 Employment Agreement dated as of November 3, 2000 between CII Technologies, Inc. and Ramzi Dabbagh incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.44 1997 CII Technologies, Inc. Stock Option Plan incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
10.45 Property Transfer and Settlement Agreement dated January, 2000 by and between STI Properties, Inc., Scott Technologies, Inc. and Communications Instruments, Inc. incorporated herein by reference to Report on Form 10-K (File Number 333-38209)
11.1 Statement re-Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein

+    The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601 of the Regulation S-K.